Form 10-K
period 2021-12-31
CITY HOLDING CO
filed 2022-02-24
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021
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

As of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $1.1 billion.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 18, 2022, there were 15,065,885 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2022 annual shareholders’ meeting to be held on April 12, 2022 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K under "ITEM 1A Risk Factors" and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) the uncertainties on the Company’s business, results of operations and financial condition caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its continued influence on financial markets, the effectiveness of the Company’s work-from-home arrangements and staffing levels in operational facilities, the impact of market participants on which the Company relies and actions taken by governmental authorities and other third parties in response to the pandemic; (3) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations within our loan portfolio; (4) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (5) changes in the interest rate environment; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (7) changes in technology and increased competition, including competition from non-bank financial institutions; (8) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (9) difficulty growing or sustaining loan and deposit balances; (10) our ability to effectively execute our business plan, including with respect to future acquisitions; (11) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (13) regulatory enforcement actions and adverse legal actions; (14) difficulty attracting and retaining key employees; and (15) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

PART I
Item 1.Business

    City Holding Company (the "Company" or "City Holding" or the "Parent Company") is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National provides banking, trust and investment management and other financial solutions through its network of 94 bank branches and 905 full-time equivalent associates located in West Virginia, Kentucky, Virginia and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

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

    City National’s customer base is diverse and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries in excess of City National's internally designated limit, residential mortgage loans have historically comprised a significant portion of its loan portfolio. At December 31, 2021, approximately 47% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractured nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results. At December 31, 2021, approximately 52% of the Company’s loan portfolio was categorized as commercial and industrial and commercial real estate. However, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

    City National’s loan portfolio is comprised of commercial and industrial, commercial real estate, residential real estate, home equity, consumer loans and demand deposit account ("DDA") overdrafts.

    City National's commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. Commercial and industrial loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. As of December 31, 2021, City National reported $346 million of loans classified as "Commercial and Industrial," including $7 million of PPP loans.

    Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are provided to many of the same customers and carry similar industry and customer specific risks as the commercial and industrial loans, but have different collateral risks. As of December 31, 2021, City National reported $1.48 billion of loans classified as "Commercial Real Estate."

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

•Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $107.9 million as of December 31, 2021. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
•The Hotel portfolio is comprised of all lodging establishments and totaled $311.3 million as of December 31, 2021. Risk characteristics relate to the demand for travel.
•Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $215.7 million as of December 31, 2021. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
•Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $639.8 million while nonresidential owner-occupied commercial real estate totaled $204.2 million as of December 31, 2021. Risk characteristics relate to levels of consumer spending and overall economic conditions.

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

    City National categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor its portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2021, City National was within its internally designated concentration limits. Furthermore, with the exception of loans to borrowers within the "Lessors of Nonresidential Buildings" category, no other NAICS industry classification exceeded 10% of total loans at December 31, 2021. Loans to "Lessors of Nonresidential Buildings" were 14% of total loans at December 31, 2021. Management also monitors non-owner occupied commercial real estate as a percent of risk-based capital (based upon regulatory guidance). At December 31, 2021, the Company had $1.4 billion of commercial loans classified as non-owner occupied, which was within its designated concentration threshold.

     Residential real estate loans represent loans to consumers that are secured by a first priority lien on residential real property. Residential real estate loans include loans for the purchase or refinance of consumers' residences and first-priority home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans. Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority lien home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. Additionally, the Company periodically purchases residential mortgage loans. The credit and collateral documents for each potential purchased loan are reviewed to ensure the credit metrics are acceptable to management. As of December 31, 2021, City National reported $1.55 billion of loans classified as "Residential Real Estate."

    City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on residential real property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien. These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans. The amount of credit extended under these loans is directly related to the value of the real estate securing the loan at the time the loan is made. As of December 31, 2021, City National reported $122 million of loans classified as "Home Equity."

    All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

    Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property, or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring factors such as portfolio size and growth, internal lending policies, and pertinent economic conditions. City National's underwriting standards for consumer loans are continually evaluated and modified based upon these factors. As of December 31, 2021, City National reported $41 million of loans classified as "Consumer."

    DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2021, City National reported $7 million of loans classified as "DDA Overdrafts."

    City National’s loan underwriting guidelines and standards are updated periodically with suggested revisions presented to City National's Board of Directors for approval. The purposes of the underwriting guidelines and standards is to grant loans on a sound and collectible basis; to invest available funds in a safe and profitable manner; to serve the legitimate credit needs of the communities in City National's primary market area; and to ensure that all loan applicants receive fair and equal treatment throughout the lending process. The underwriting guidelines and standards are intended to: (i) minimize credit losses by carefully investigating the credit history and creditworthiness of each applicant; (ii) verify the source of repayment and the ability of the applicant to repay; (iii) adequately collateralize those loans in which collateral is deemed to be required; (iv) exercise appropriate care in the documentation of the application, review, approval, and origination processes; and (v) administer a comprehensive loan collection program. The underwriting guidelines are adhered to by the loan officer assigned to the loan application and are subject to his or her experience, background and personal judgment.

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

    As noted previously, the Company’s principal markets are located in West Virginia and contiguous markets in the surrounding states of Kentucky, Virginia and Southeastern Ohio. The majority of the Company’s bank branches are located in the areas of Charleston (WV), Huntington (WV), Beckley (WV), Lewisburg (WV), Martinsburg (WV), Lexington (KY), and along the I-81 corridor in Virginia where there is a significant presence of other financial service providers. Within its markets, the Company competes with national, regional, and local community banks for deposits, credit and trust and investment management customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, financial technology "fintech" companies, mutual funds, insurance companies, and other financial service providers, many of which are able to provide specialty financial products and services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company and its subsidiaries face to retain and attract customers.

Columbus
OH
WV
KY
VA
Morgantown
79
Bridgeport
Clarksburg
Martinsburg
81
Charles Town
Winchester
Strasburg
Front Royal
Woodstock
77
South Shore
7
Pt. Pleasant
Greenup
Ripley
52
Ironton
Sutton
Chesapeake
Cross Lanes
Carlisle
Cynthiana
Ashland
Mt. Sterling
Cannonsburg
64
Charleston
Huntington
Wayne
Marlinton
Staunton
Waynesboro
151
Grayson
Lexington
Montgomery
Louisa
Nicholasville
Rainelle
Stuarts
Draft
Paintsville
West Hamlin
Lexington
Buena
Vista
Beckley
Hinton
Lewisburg
23
Princeton
95

    City National also provides commercial products and services to customers that are outside of its branches' geographical footprint, such as the Charlotte, North Carolina and Pittsburgh, Pennsylvania markets. These loans are diversified across a broad base of industry types, including multi-family housing properties, properties leased to government agencies, nursing homes, grocery and retail stores, and other commercial and industrial loans. At December 31, 2021, the outstanding balance of commercial loans to markets outside of the geographical footprint of the bank's branches was approximately $320 million, or 18% of City National's outstanding commercial loan balances.

    City National has approximately 14% of the deposit market share in the counties of West Virginia where its bank branches are located. In eastern Kentucky, City National has approximately 23% of the deposit market share in the counties where its bank branches are located. In Virginia, City National has approximately 9% of the deposit market share in the counties along the I-81 corridor where its bank branches are located. In Lawrence County, Ohio, where City National has three bank branches, City National has approximately 19% of the deposit market share.

    According to the most recent U.S. Census Bureau estimates (2020), in the West Virginia counties where City National's bank branches are located, the population was approximately 1.0 million and has decreased 0.9% since 2010. The population in the counties that City National serves in Kentucky has increased 5.1% since 2010 and the population in the counties City National serves in Virginia along the I-81 corridor has increased 9.7% since 2010, which are more comparable to the national average increase of approximately 7.4%. In Lawrence County, Ohio, the population has decreased 6.7% since 2010.

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

Employee Demographics: As of December 31, 2021, we employed 905 full and part time employees across our 94 branches throughout West Virginia, Kentucky, Virginia and Southeastern Ohio. Our average quarterly employee turnover rate in 2021 was under 7%, which was higher than normal due to the COVID-19 pandemic. As of December 31, 2021, approximately 80% of our current workforce is female, 20% is male, our average tenure is approximately 10 years and approximately 23% of our workforce has a college degree.

Compensation and Benefits Programs: We provide competitive compensation and benefits programs to our employees. In addition to base salaries, these programs include annual incentive compensation for certain employees, periodic production compensation, a 401(k) Plan with an employer matching contribution (in which employees are 100% vested on the day the employee is eligible to participate), health and insurance benefits, flexible spending accounts, vacation and sick time and various employee assistance programs (Education Assistance Program, Tuition Loan Program, etc.). As a result of the COVID-19 pandemic, we provided additional paid time off to our employees who were dealing with COVID-19 related issues.

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

Employee Development: We invest in the growth and development of our employees by providing various on-site and off-site training opportunities for them. These training opportunities focus on topics that are relevant to the employee’s job function and the banking industry.

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

    The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act") was signed into law on May 24, 2018. The Regulatory Relief Act scales back certain aspects of the Dodd-Frank Act and provides other regulatory relief for financial institutions. Certain provisions affecting the Company include:

•Simplifying regulatory capital requirements by providing that banks with less than $10 billion in total consolidated assets that meet a leverage ratio of tangible equity to average consolidated assets between eight and nine percent will be deemed to be in compliance with risk-based capital and leverage requirements.
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

    The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (dollars in thousands):

December 31, 2021	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$555,532	16.1%	$241,772	7.0%	$224,503	6.5%
City National Bank	492,721	14.4%	240,392	7.0%	223,221	6.5%
Tier 1 Capital
City Holding Company	555,532	16.1%	293,581	8.5%	276,311	8.0%
City National Bank	492,721	14.4%	291,905	8.5%	274,734	8.0%
Total Capital
City Holding Company	570,336	16.5%	362,659	10.5%	345,389	10.0%
City National Bank	507,526	14.8%	360,588	10.5%	343,418	10.0%
Tier 1 Leverage Ratio
City Holding Company	555,532	9.4%	235,403	4.0%	294,254	5.0%
City National Bank	492,721	8.5%	233,342	4.0%	291,678	5.0%

December 31, 2020	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$557,641	16.2%	$241,221	7.0%	$223,991	6.5%
City National Bank	482,754	14.1%	239,569	7.0%	222,457	6.5%
Tier 1 Capital
City Holding Company	557,641	16.2%	292,911	8.5%	275,681	8.0%
City National Bank	482,754	14.1%	290,906	8.5%	273,793	8.0%
Total Capital
City Holding Company	577,292	16.8%	361,831	10.5%	344,601	10.0%
City National Bank	502,405	14.7%	359,354	10.5%	342,242	10.0%
Tier 1 Leverage Ratio
City Holding Company	557,641	10.2%	218,163	4.0%	272,704	5.0%
City National Bank	482,754	9.0%	215,277	4.0%	269,097	5.0%

Management believes that, as of December 31, 2021, City Holding and City National meet all capital adequacy requirements under Basel III. In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off–balance–sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed "qualifying community banking organizations" and are eligible to opt into the "community bank leverage ratio framework." A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk–based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the "well capitalized" ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two–quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater–than–9% leverage capital ratio requirement, is generally still deemed "well capitalized" so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports. The Company and our subsidiary bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

    City National is subject to various statutory restrictions on its ability to pay dividends to the Company.  Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years.  At December 31, 2021, City National could pay dividends up to $76.9 million without prior regulatory permission. No dividends were paid in 2021 or 2020 that required regulatory approval. The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The OCC also has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.  The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.  The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of financial strength.

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

	For the year ended December 31,
	2021	2020	2019
FDIC insurance expense	$1,583	$884	$638

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

Executive Officers of the Registrant

    At December 31, 2021, the executive officers of the Company were as follows:

Name	Age	Positions Held with Registrant
Charles R. Hageboeck, Ph.D.	59	President and Chief Executive Officer, City Holding Company and City National Bank, since February 1, 2005.
John A. DeRito	71	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, since June 2004.
David L. Bumgarner	56	Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, since February 2005.
Michael T. Quinlan, Jr.	53	Executive Vice President of Retail Banking, City Holding Company and City National Bank, since January 2021.
Jeffrey D. Legge	57	Executive Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank, since December 2005.

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

Economic Risks

The ongoing COVID-19 pandemic is adversely affecting our business and financial results. The ultimate impact will depend on future developments, which cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 pandemic continues to create extensive disruptions to the global economy and to the lives of individuals throughout the world. Business and consumer customers of the Company are experiencing varying degrees of financial distress as a result of the unprecedented uncertainty, volatility and disruption in the financial markets and in governmental, commercial and consumer activity caused by the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the scale of distribution and public acceptance of vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19 and the rise of any variants or new strains of the COVID-19 virus. The adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated until the pandemic subsides. Even after the COVID-19 pandemic subsides, it will likely take time for the U.S. economy to recover, and the length of the recovery period is unknown. The Company's business could be materially and adversely affected during any such recovery period. To the extent the effects of COVID-19 adversely impact the Company's business and financial results, it might also have a heightening effect of the other risks described in this section.

As a participating lender in the Paycheck Protection Program, ("PPP"), we may be subject to additional risks regarding holding the PPP loans at unfavorable interest rates, the Company's processing of PPP loans, and the dependency we have on the federal government's continuation and support of the program.

The CARES Act was enacted on March 27, 2020. Among many other components, the CARES Act provides for payment forbearance on mortgages or loans to borrowers experiencing a hardship during the COVID-19 pandemic. The Company has offered deferral and forbearance plans and made PPP loans with a maturity of two years to small businesses consistent with the CARES Act that are fully guaranteed by the Small Business Administration ("SBA"). The PPP loans will be fully forgiven if the funds are used by the borrowers for payroll costs, mortgage interests, rent and utilities and loan payments will also be deferred until the SBA has determined whether the loan is eligible to be partially or fully forgivable. In addition, no collateral or personal guarantees are required for PPP loans. These PPP loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. The borrowers may not be able to repay the loans if the SBA determines that they are only partially forgivable or not forgivable at all. The borrowers, despite having a PPP loan, may not be able to maintain the level of employees and salary levels required for forgiveness due to the current economic conditions and thereby create the risk that the PPP loan will not be forgiven in full. Also, the borrower’s ability to repay the loan may not recover when the COVID-19 pandemic subsides, and the federal government may not timely pay the amounts that it would owe the Company pursuant to the terms of the loans, the guarantees and the PPP. Further, the Company may lend to borrowers under the PPP with creditworthiness or credit supports that are less than normal practice and may be subject to the risk of PPP fraud cases.

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

    While the economic and business environments in West Virginia, Kentucky, Virginia and southeastern Ohio have shown resilience during the COVID-19 pandemic, and have shown improvement since the brief recession of 2020, there can be no assurance that such resilience and improvement will continue or that the economies in the Company’s market areas, or the United States as a whole, will not slip into another recession. A lack of continued economic improvement or economic recession could adversely affect the Company’s results of operation and financial condition. An economic slowdown could have the following consequences:

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

The Company Is Subject to Lending Risk, and the Impacts of Interest Rate Changes Could Adversely Impact the Company.

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

    A substantial portion of the Company's loan portfolio is comprised of residential and commercial real estate loans. The Company's concentration of real estate loans may subject the Company to additional risk, such as fluctuations in market value of collateral, environmental liability associated with hazardous or toxic substances found on, in or around the collateral, and difficulty monitoring income-producing property serving as a source of repayment and collateral. Any of these or other risks relating to real estate loans could adversely affect the collection by the Company of the outstanding loan balances.

Default on the Repayment of Loans May Impact Operating Expenses and Earnings.

The Company’s customers may default on the repayment of loans, which may negatively impact the Company’s earnings due to loss of principal and interest income. Increased operating expenses may result from management's allocation of time and resources to the collection and work-out of the loan. Collection efforts may or may not be successful causing the Company to write off the loan or repossess the collateral securing the loan, which may or may not exceed the balance of the loan.

Remediation Costs for Real Property Could Impact the Financial Outcomes of the Company.

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

Changes to Interest Rates Could Impact the Financial Outcomes of the Company.

Changes in monetary policy, including changes in interest rates, could influence not only the interest income the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore its earnings and net profit, could be adversely affected. Earnings also could be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Changes in interest rates may also negatively affect the ability of the Company's borrowers to repay their loans, particularly as interest rates rise and adjustable-rate loans become more expensive.

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

The Company May Be Adversely Impacted By The Transition From LIBOR As A Reference Rate.

The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The Company discontinued originating LIBOR-based loans effective December 31, 2021 and will negotiate loans using its preferred replacement index, the Secured Overnight Financing Rate (“SOFR”).

The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. The Company is subject to litigation and reputational risks if it is unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to AMERIBOR, SOFR or BSBY will vary on a case-by-case basis. There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition, including with respect to the acceptance and use of AMERIBOR, SOFR, BSBY and other benchmark rates. Since AMERIBOR, SOFR and BSBY rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted the Company’s market risk profiles and required changes to its risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with the Company’s customers could adversely impact its reputation. Although the Company is currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on its business, financial condition and results of operations.

As described in Note Two of Notes to the Consolidated Financial Statements, management has reviewed all contracts, identified those that will be affected, and will transition the LIBOR based loans to SOFR, or another index, by June 30, 2023.

Risks Related to an Investment in the Company's Securities

The Value of the Company’s Common Stock Fluctuates.

    The market for the Company’s common stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated variations in operating results, changes in expectations of future financial performance, changes in estimates by securities analysts, governmental regulatory action, banking industry reform measures, customer relationship developments and other factors, many of which are beyond the Company’s control.

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

Shares of the Company’s Common Stock Are Not FDIC Insured.

    Neither the FDIC nor any other governmental agency insures the shares of the Company’s common stock. Therefore, the value of common stock of the Company will be based on market value and may decline.

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

The Company Faces Technological Change and the Emergence of Nonbank Alternatives to the Financial System.

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

The Company May Be Required to Write Down Goodwill and Other Intangible Assets, Causing Its Financial Condition and Results to Be Negatively Affected.

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2021, the Company’s goodwill and other identifiable intangible assets were approximately $117 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2021. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

Acquisition and Other Growth Opportunities May Present Challenges.

Any future acquisitions may result in unforeseen difficulties, which could require significant time and attention from the Company’s management that would otherwise be directed at developing its existing business and managing expenses. In addition, the Company could discover undisclosed liabilities resulting from any acquisitions for which it may become responsible. Further, the benefits that the Company anticipates from these acquisitions may not develop. We may experience difficulty integrating businesses acquired through mergers and acquisitions and may fail to realize the expected revenue increases, cost savings, increases in market presence, and other projected benefits from acquisition activity. Acquisitions utilizing the Company’s common stock as consideration may dilute the value of the Company’s common stock, which dilution may not be recouped or recovered for a significant amount of time after the acquisition, if ever.

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

The Company may implement new lines of business, enter new market areas, or offer new products and services from time to time. There can be substantial risks and uncertainties associated with these efforts. The Company may invest significant time and resources in developing and marketing new lines of business, but the benefits that the Company anticipates from these activities may not develop as expected. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences may impact the Company’s ability to successfully implement organic growth strategies. Failure to successfully manage these risks could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company May Not Be Able to Attract and Retain Skilled Key Employees.

The Company’s success depends, in in large part, on its ability to attract, retain, motivate and develop key employees. Competition for key employees is ongoing and the Company may not be able to attract, retain or hire the key employees who are wanted or needed, which may also negatively impact the Company’s ability to execute identified business strategies. Because the Company operates primarily in specific geographic markets, its hiring pool is also limited by those markets. Competition for key employees may require the Company to offer higher compensation to attract or retain key employees, which may adversely affect the salaries and employee benefit costs of the Company.

Various restrictions on the compensation which may be paid to certain executive officers were imposed under the Dodd-Frank Act and other legislation and regulations. In addition, the Company’s incentive compensation structure is subject to review by regulators, who may identify deficiencies in the structure or issue additional guidance on the Company’s compensation practices, causing the Company to make changes that may affect its ability to offer competitive compensation to these individuals or that place it at a disadvantage to non-financial service competitors. The Company’s ability to attract and retain talented employees may be affected by these restrictions, or any new executive compensation limits or regulations.

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

The computer systems and network infrastructure that the Company uses could be vulnerable to unforeseen hardware and cybersecurity issues, including "hacking" and "identity theft." The Company’s operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in the Company’s operations could have an adverse effect on its financial condition and results of operations. In addition, the Company’s operations are dependent upon its ability to protect the computer systems and network infrastructure utilized by the Company, including its mobile and Internet banking activities, against damage from physical break-ins, cybersecurity breaches, acts of vandalism, computer viruses, theft of information, misplaced or lost data, programming and/or human errors, and other disruptive problems. The Company is further exposed to the risk that its third-party service providers may be unable to fulfill their contractual obligations with respect to managing the Company’s information and systems. Any cybersecurity breach or other disruptions, whether by the Company or its third-party vendors, would jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in significant liability to the Company, damage its reputation and inhibit current and potential customers from its using Internet banking services. The Company could incur substantial costs and suffer other negative consequences, such as: remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers in an effort to maintain relationships after an attack; increased cybersecurity protection costs, such as organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; and damage to the Company's competitiveness, stock price, and long-term shareholder values.

Despite efforts to ensure the integrity of the Company's systems, the Company will not be able to anticipate all security breaches of these types, nor will it be able to implement guaranteed preventive measures against such security breaches. Persistent attackers may succeed in penetrating defenses given enough resources, time and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. These risks may increase in the future as the Company continues to increase its mobile payment and other Internet-based product offerings and expand its internal usage of web-based products and applications.

A successful attack to the Company's system security or the system security of one of its critical third-party vendors could cause it serious negative consequences, including significant disruption of operations, misappropriation of confidential information, and damage to its computers or systems or those of its customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to the Company or to its customers, loss of confidence in its security measures, significant litigation exposure, and harm to its reputation, all of which could have a material adverse effect on the Company.

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

Climate Change Could Materially Impact the Company’s Underlying Customers or the General Economic Conditions, Resulting in Impacts on the Company.

The Company’s business, as well as the operations and activities of its customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its customers, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its customers’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about the Company’s practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries. The Company’s success depends on its relationships with customers and general economic conditions. Because the Company’s customer base is geographically concentrated in West Virginia, Kentucky, Virginia, and Ohio, if the customers in those geographies are physically impacted by climate change, the Company may be financially impacted as well. In addition, an economic transition to mitigate climate change on a broader scale could have a negative or destabilizing impact on the general economic conditions of the country, which could also have a negative impact on the financial outcomes of the Company.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends declared per share and information regarding the closing market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At February 18, 2022, there were 2,516 shareholders of record.

The Company generally pays dividends on a quarterly basis. As noted in the section captioned "Dividends and Other Payments" included in Item 1. Business, the section captioned "Liquidity and Capital Resources" included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Sixteen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to the Company. At December 31, 2021, City National could pay $76.9 million in dividends without prior regulatory permission.

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2021, as well as the Nasdaq Composite Index and the KBW Nasdaq Bank Index.

Cumulative Total Returns
Assumes Initial Investment of $100
made on December 31, 2016
$350
$300
$250
$200
$150
$100
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
City Holding Company
NASDAQ Composite
KBW Nasdaq Bank

	2016	2017	2018	2019	2020	2021
City Holding Company	$100.00	$102.46	$105.38	$131.54	$115.53	$140.12
NASDAQ Composite Index	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
KBW Nasdaq Bank Index	$100.00	$100.76	$88.87	$109.39	$91.82	$124.18

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Item 6. Reserved

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
Statistical Information

    The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies.

Description of Information			Page Reference
Item I.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	32
	b.	Analysis of Net Interest Earnings	33
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	33

II.	Investment Portfolio
	a.	Maturity Schedule of Investments	41

III.	Loan Portfolio
	a.	Types of Loans	42
	b.	Maturities and Sensitivity to Changes in Interest Rates	42
	c.	Other Interest Bearing Assets	None
	d.	Risk Elements	72

V.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	32
	b.	Maturity Schedule of Uninsured Time Certificates of Deposit	48

VI.	Return on Equity and Assets		31

VII.	Short-term Borrowings		37

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

COVID-19 Pandemic/Update

The ongoing COVID-19 pandemic has placed significant health, economic and other major pressure throughout the communities the Company serves, the United States and the entire world. The Company previously implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders including pushing as much traffic as possible to our drive-thru facilities, providing extensions and deferrals to loan customers affected by COVID-19 and participating in the CARES Act Paycheck Protection Program ("PPP"). The Company continues to closely monitor this pandemic and will continue to make changes to respond to the pandemic as this situation continues to evolve.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the December 31, 2021 estimate, the Company assumed an unemployment forecast range of 3.5% to 5.2%, which has decreased from a range of 4.6% to 9% utilized in the December 31, 2020 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. The impact of the changes in the unemployment forecast range between December 31, 2020 and December 31, 2021 resulted in a decrease in the ACL of approximately $0.6 million.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $1.8 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $3.7 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. Between December 31, 2020 and December 31, 2021, management assigned a "moderate improvement," or 1 basis point decrease, to the overall economic conditions and unemployment qualitative factors and eliminated the 0.055% COVID-19 qualitative adjustment. Management also assigned a “moderate improvement,” or 1 basis point decrease to 0.01%, to the delinquency trend factor for all pools. In total, the qualitative changes reduced the ACL by approximately $2.9 million.

Income Taxes

The Income Taxes section of this Annual Report on Form 10-K provides management’s analysis of the Company’s income taxes.  The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The Company's unrecognized tax benefits could change over the next twelve months as a result of various factors.    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2018 and forward.

The effective tax rate is calculated by taking the statutory rate and adjusting for permanent and discrete items. The discrete items can vary between periods but historically have remained consistent.

FINANCIAL SUMMARY

    The Company’s financial performance over the previous three years is summarized in the following table:

	2021	2020	2019

Net income available to common shareholders (in thousands)	$88,080	$89,595	$89,352
Earnings per common share, basic	$5.67	$5.55	$5.43
Earnings per common share, diluted	$5.66	$5.55	$5.42
Cash dividends declared	$2.34	$2.29	$2.20
Book value per share	$45.22	$44.47	$40.36
Dividend payout ratio	41.3%	41.2%	40.5%
ROA*	1.49%	1.66%	1.80%
ROE*	12.7%	12.9%	14.0%
ROATCE*	15.3%	15.6%	17.3%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders’ investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders’ equity less intangible assets.

BALANCE SHEET ANALYSIS

    Selected balance sheet fluctuations and ratios are summarized in the following table (in millions):

	December 31,
	2021	2020	$ Change	% Change

Investment securities	1,433.7	1,206.2	227.5	19%
Gross loans	3,543.8	3,622.1	(78.3)	(2)%

Total deposits	4,925.3	4,652.2	273.1	6%

Tangible equity to tangible assets	9.58%	10.33%

Investment securities increased $227.5 million, from $1.21 billion at December 31, 2020, to $1.43 billion at December 31, 2021 due to an increase in deposit balances and decreased loan demand.

Gross loans decreased $78.3 million (2.2%) from December 31, 2020 to $3.54 billion at December 31, 2021. PPP loans decreased $48.8 million from $55.4 million at December 31, 2020 to $6.6 million at December 31, 2021. Excluding outstanding PPP loans (included in the commercial and industrial loan category), total loans decreased $29.4 million, (0.8%), from December 31, 2020 to $3.54 billion at December 31, 2021. Residential real estate loans decreased $38.7 million (2.4%); home equity loans decreased $14.1 million (10.4%); and consumer loans decreased $6.8 million (14.2%). These decreases were partially offset by increases in commercial and industrial loans ($22.1 million, or 7.5%) (excluding PPP loans).

Total deposits increased $273.1 million from December 31, 2020 to $4.93 billion at December 31, 2021. Noninterest bearing demand deposits increased $196.1 million, savings deposits increased $159.4 million, and interest bearing demand deposits increased $108.6 million. These increases were partially offset by a decrease in time deposits of $191.1 million.

TABLE ONE
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(In thousands)

	2021			2020			2019
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio(1):
Residential real estate(2),(3)	$1,658,710	$64,492	3.89%	$1,768,789	$74,452	4.21%	$1,791,636	$81,603	4.55%
Commercial, financial, and agriculture(3)	1,838,560	68,784	3.74	1,816,658	72,128	3.97	1,717,381	84,167	4.90
Installment loans to individuals(3),(4)	48,708	2,831	5.81	56,163	3,319	5.91	58,126	3,559	6.12
Previously securitized loans(5)	—	568	—	—	599	—	—	684	—
Total loans	3,545,978	136,675	3.85	3,641,610	150,498	4.13	3,567,143	170,013	4.77
Securities:
Taxable	1,075,550	23,071	2.15	890,771	23,355	2.62	761,358	23,389	3.07
Tax-exempt(6)	242,125	6,362	2.63	164,740	4,954	3.01	98,217	3,756	3.82
Total securities	1,317,675	29,433	2.23	1,055,511	28,309	2.68	859,575	27,145	3.16
Deposits in depository institutions	568,928	693	0.12	230,043	492	0.21	84,826	1,332	1.57
Total interest-earning assets	5,432,581	166,801	3.07	4,927,164	179,299	3.64	4,511,544	198,490	4.40
Cash and due from banks	92,847			76,173			65,664
Bank premises and equipment	76,069			77,670			78,103
Goodwill and intangible assets	117,899			119,471			121,460
Other assets	216,493			221,864			191,422
Less: allowance for credit losses	(21,922)			(22,770)			(14,466)
Total assets	$5,913,967			$5,399,572			$4,953,727

Liabilities
Interest-bearing demand deposits	$1,071,628	504	0.05%	$912,306	1,005	0.11%	$878,716	3,490	0.40%
Savings deposits	1,291,225	689	0.05	1,071,727	1,591	0.15	977,327	4,405	0.45
Time deposits(3)	1,157,502	8,213	0.71	1,329,841	19,927	1.50	1,368,752	24,771	1.81
Short-term borrowings	298,413	489	0.16	253,456	993	0.39	211,452	3,491	1.65
Long-term debt	—	—	—	830	100	12.05	4,054	182	4.49
Total interest-bearing liabilities	3,818,768	9,895	0.26	3,568,160	23,616	0.66	3,440,301	36,339	1.06
Noninterest-bearing demand deposits	1,315,801			1,035,801			818,161
Other liabilities	84,377			100,166			57,350
Total shareholders’ equity	695,021			695,445			637,915
Total liabilities and shareholders’ equity	$5,913,967			$5,399,572			$4,953,727
Net interest income		$156,906			$155,683			$162,151
Net yield on earning assets			2.89%			3.16%			3.59%

1.For purposes of this table, non-accruing loans have been included in average balances and the following net loan fees (in thousands) have been included in interest income:

	2021	2020	2019
Loan fees, net	$3,550	$1,842	$863

2.Includes the Company's residential real estate and home equity loan categories.

3.Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

	2021	2020	2019
Residential real estate	$620	$630	$323
Commercial, financial, and agriculture	1,198	2,445	2,366
Installment loans to individuals	87	143	47
Time deposits	193	622	843
Total	$2,098	$3,840	$3,579

4.Includes the Company’s consumer and DDA overdrafts loan categories.
5.Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
6.Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

NET INTEREST INCOME

2021	2020	2019

Total interest income	$165,467	$178,259	$197,700
Total interest expense	9,894	23,615	36,339
Net interest income	155,573	154,644	161,361

TABLE TWO
RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(In thousands)

	2021 vs. 2020 Increase (Decrease) Due to Change In:			2020 vs. 2019 Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$(4,633)	$(5,327)	$(9,960)	$(1,041)	$(6,110)	$(7,151)
Commercial, financial, and agriculture	870	(4,214)	(3,344)	4,865	(16,904)	(12,039)
Installment loans to individuals	(441)	(47)	(488)	(120)	(120)	(240)
Previously securitized loans	—	(31)	(31)	—	(85)	(85)
Total loans	(4,204)	(9,619)	(13,823)	3,704	(23,219)	(19,515)
Securities:
Taxable	4,845	(5,129)	(284)	3,976	(4,010)	(34)
Tax-exempt(1)	2,327	(919)	1,408	2,544	(1,346)	1,198
Total securities	7,172	(6,048)	1,124	6,520	(5,356)	1,164
Deposits in depository institutions	725	(524)	201	2,280	(3,120)	(840)
Total interest-earning assets	$3,693	$(16,191)	$(12,498)	$12,504	$(31,695)	$(19,191)

Interest-bearing liabilities:
Interest-bearing demand deposits	$176	$(677)	$(501)	$133	$(2,618)	$(2,485)
Savings deposits	326	(1,228)	(902)	425	(3,239)	(2,814)
Time deposits	(2,582)	(9,132)	(11,714)	(704)	(4,140)	(4,844)
Short-term borrowings	176	(680)	(504)	693	(3,191)	(2,498)
Long-term debt	(100)	—	(100)	(145)	63	(82)
Total interest-bearing liabilities	(2,004)	(11,717)	(13,721)	402	(13,125)	(12,723)
Net Interest Income	$5,697	$(4,474)	$1,223	$12,102	$(18,570)	$(6,468)

1.Fully federal taxable equivalent using a tax rate of approximately 21%.

2021 vs. 2020

    The Company’s net interest income increased from $154.6 million for the year ended December 31, 2020 to $155.6 million for the year ended December 31, 2021. The Company’s tax equivalent net interest income increased $1.2 million, or 0.8%, from $155.7 million for the year ended December 31, 2020 to $156.9 million for the year ended December 31, 2021. The Company recognized $4.0 million of loan fees associated with PPP loans during 2021 as compared to $1.6 million during 2020. However, lower loan yields (which fell 29 basis points) decreased net interest income by $10.0 million. Additionally, lower average loan balances ($95.6 million) lowered net interest income by $4.2 million and a decrease in accretion from fair value adjustments decreased interest income by $1.7 million. Higher investment balances (which increased $262.2 million) increased net interest income by $7.2 million, while investment yields (which decreased by 45 basis points) decreased net interest income by $6.0 million. Lower rates paid on interest bearing liabilities (40 basis points) and lower average time deposit balances (down $172.3 million) increased net interest income by $11.7 million and $2.6 million, respectively. The Company’s reported net interest margin declined from 3.16% for the year ended December 31, 2020 to 2.89% for the year ended December 31, 2021. Excluding the favorable impact of the accretion from the fair value adjustments, the net interest margin would have been 2.85% for the year ended December 31, 2021 and 3.08% for the year ended December 31, 2020.

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

TABLE THREE
NON-GAAP FINANCIAL MEASURES
(In thousands)

	2021	2020	2019

Net interest income ("GAAP")	$155,573	$154,644	$161,361
Taxable equivalent adjustment	1,333	1,039	790
Net interest income, fully taxable equivalent	$156,906	$155,683	$162,151

Average total interest earning assets	$5,432,581	$4,927,164	$4,511,544

Net interest margin	2.89%	3.16%	3.59%
Accretion related to fair value adjustments	(0.04)	(0.08)	(0.08)
Net interest margin (excluding accretion)	2.85%	3.08%	3.51%

Equity to assets ("GAAP")	11.34%	12.18%	13.11%
Effect of goodwill and other intangibles, net	(1.76)	(1.85)	(2.13)
Tangible common equity to tangible assets	9.58%	10.33%	10.98%

Return on tangible equity ("GAAP")	15.3%	15.6%	17.3%
Impact of sale of VISA shares	—	(2.4)	—
Impact of merger related expenses	—	—	0.1
Return on tangible equity, excluding the above items	15.3%	13.2%	17.4%

Return on assets ("GAAP")	1.49%	1.66%	1.80%
Impact of sale of VISA shares	—	(0.24)	—
Impact of merger related expenses	—	—	0.02
Return on assets, excluding the above items	1.49%	1.42%	1.82%

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

2021 vs. 2020

    Selected income statement fluctuations and ratios are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2021	2020	$ Change	% Change
Unrealized gains (losses) recognized on equity securities still held	$0.5	$(0.9)	$1.4	156%
Sale of VISA shares	—	17.8	(17.8)	(100)%
Non-interest income, excluding net investment securities (losses) gains and sale of VISA shares	68.8	65.6	3.2	5%
Non-interest expense	117.2	115.3	1.9	2%

Efficiency ratio	51.3	51.3
Full-time equivalent employees	905	926

    Non-interest income was $69.6 million for 2021 as compared to $82.7 million for 2020. During 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605 shares) in a cash transaction that resulted in a pre-tax gain of $17.8 million, or $0.84 diluted per share on an after-tax basis. Additionally, the Company reported $0.3 million of realized security gains on the sale of investment securities and $0.5 million of unrealized fair value gains on the Company’s equity securities during 2021 compared to $0.9 million of unrealized fair value losses on the Company’s equity securities during 2020. Exclusive of these items, non-interest income increased from $65.6 million for the year ended December 31, 2020 to $68.8 million for the year ended December 31, 2021. This increase was largely attributable to an increase of $3.9 million, or 17.0%, in bankcard revenues and a $0.7 million, or 8.8%, increase in trust and investment management fee income. These increases were partially offset by a decrease of $0.7 million, or 15.0%, in other income and a decrease of $0.5 million in bank owned life insurance due to lower death benefit proceeds received during 2021 compared to 2020.

Non-interest expenses increased from $115.3 million for 2020 to $117.2 million for 2021. This increase was primarily due to an increase in telecommunication expenses ($0.7 million), FDIC insurance expense ($0.7 million), bankcard expenses ($0.6 million), occupancy related expenses ($0.3 million), advertising expenses ($0.3 million), and equipment and software related expense ($0.3 million). These increases were partially offset by a decrease in other expenses ($0.6 million) and repossessed asset gains ($0.3 million).

2020 vs. 2019

    Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2020	2019	$ Change	% Change
Unrealized gains (losses) recognized on equity securities still held	$(0.9)	$0.9	$(1.8)	(200)%
Sale of VISA shares	17.8	—	17.8	100%
Non-interest income, excluding net investment securities (losses) gains and sale of VISA shares	65.6	67.5	(1.9)	(3)%
Merger related expenses	—	0.8	(0.8)	(100)%
Non-interest expense, excluding merger related expenses	115.3	116.8	(1.5)	(1)%

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

INCOME TAXES

    Selected information regarding the Company's income taxes is presented in the table below (dollars in millions):

	For the year ended December 31,
	2021	2020	2019

Income tax expense	$23.1	$21.7	$24.1

Effective tax rate	20.8%	19.5%	21.3%

    A reconciliation of the effective tax rate to the statutory rate is included in Note Eleven of the Notes to Consolidated Financial Statements.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company was in a net deferred tax asset position ($0.1 million) at December 31, 2021 and a net deferred tax liability position ($3.2 million) at December 31, 2020. The increase from net deferred tax liability to net deferred tax asset was largely due to a decrease in the Company's investment valuation, primarily in the mortgage-backed security portfolio.

    The components of the Company’s net deferred tax assets/liabilities are disclosed in Note Eleven of the Notes to Consolidated Financial Statements. Realization of the most significant net deferred tax assets is primarily dependent on future events taking place that will reverse the current deferred tax assets. The deferred tax asset and/or liability associated with unrealized securities losses and/or gains is the tax impact of the unrealized gains and/or losses on the Company’s available-for-sale security portfolio.  The impact of the Company’s unrealized losses is noted in the Company’s Consolidated Statements of Changes in Shareholders’ Equity as an adjustment to Accumulated Other Comprehensive Income (Loss).  This deferred tax asset/liability would be realized if the unrealized securities gains/losses on the Company's securities were realized from either the sales or maturities of the related securities. The deferred tax asset associated with the allowance for credit losses is expected to be realized as additional loan charge-offs, which have already been provided for within the Company’s financial statements, and is recognized for tax purposes.  The Company believes that it is more likely than not that each of the deferred tax assets will be realized and that no significant valuation allowances were necessary as of December 31, 2021 or 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At December 31, 2021, City National could pay dividends up to $76.9 million without prior regulatory permission.

During 2021, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. Additional information concerning sources and uses of cash by the Parent Company is discussed in Note Eighteen of the Notes to Consolidated Financial Statements.

    During the first quarter of 2020, the Company repaid its Subordinated Debentures, assumed as part of its acquisition of Poage, at a price of 100% of the principal amount. These securities were issued in December 2006 and were callable in whole or in part any time after December 22, 2012.

The Parent Company anticipates continuing the payment of dividends, which are expected to approximate $36.1 million on an annualized basis for 2022 based on common shareholders of record at December 31, 2021 at a dividend rate of $2.40 per share for 2022.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.2 million of additional cash over the next 12 months. As of December 31, 2021, the Parent Company reported a cash balance of $26.9 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next twelve months. Excluding the dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2022.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of December 31, 2021, City National’s assets are significantly funded by deposits and capital. City National maintains borrowing facilities with the FHLB and other financial institutions that can be accessed as necessary to fund operations and to provide contingency funding mechanisms. As of December 31, 2021, City National had the capacity to borrow an additional $2.1 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

 The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. As illustrated in the Consolidated Statements of Cash Flows, the Company generated $102.3 million of cash from operating activities during 2021, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.

The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.43 billion at December 31, 2021, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $312 million.

The Company’s net loan to asset ratio is 58.7% as of December 31, 2021 and deposit balances fund 82.0% of total assets as compared to 79.5% for its peers (Bank Holding Company Peer Group, as of the most recent data available as of September 30, 2021, which includes commercial banks with assets ranging from $3 billion to $10 billion). Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 64.2% of the Company’s total assets and the Company uses time deposits over $250,000 to fund 2.2% of total assets compared to its peers, which fund (4.3)% of total assets with such deposits.

Capital Resources

During 2021, Shareholders’ Equity decreased $20 million, or 2.9%, from $701 million at December 31, 2020 to $681 million at December 31, 2021.  This decrease was primarily due to common share repurchases of $59 million, cash dividends declared of $36 million, and other comprehensive loss of $17 million (due to a decrease in the Company's investment valuation), partially offset by net income of $88 million.

During the year ended December 31, 2021, the Company repurchased approximately 760,000 common shares at a weighted average price of $77.21 per share as part of a one million share repurchase plan authorized by the Board of Directors in March 2021. At December 31, 2021, the Company could repurchase approximately 315,000 shares under the current plan.

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

    The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2021	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$555,532	16.1%	$241,772	7.0%	$224,503	6.5%
City National Bank	492,721	14.4%	240,392	7.0%	223,221	6.5%
Tier 1 Capital
City Holding Company	555,532	16.1%	293,581	8.5%	276,311	8.0%
City National Bank	492,721	14.4%	291,905	8.5%	274,734	8.0%
Total Capital
City Holding Company	570,336	16.5%	362,659	10.5%	345,389	10.0%
City National Bank	507,526	14.8%	360,588	10.5%	343,418	10.0%
Tier 1 Leverage Ratio
City Holding Company	555,532	9.4%	235,403	4.0%	294,254	5.0%
City National Bank	492,721	8.5%	233,342	4.0%	291,678	5.0%

December 31, 2020:	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$557,641	16.2%	$241,221	7.0%	$223,991	6.5%
City National Bank	482,754	14.1%	239,569	7.0%	222,457	6.5%
Tier 1 Capital
City Holding Company	557,641	16.2%	292,911	8.5%	275,681	8.0%
City National Bank	482,754	14.1%	290,906	8.5%	273,793	8.0%
Total Capital
City Holding Company	577,292	16.8%	361,831	10.5%	344,601	10.0%
City National Bank	502,405	14.7%	359,354	10.5%	342,242	10.0%
Tier 1 Leverage Ratio
City Holding Company	557,641	10.2%	218,163	4.0%	272,704	5.0%
City National Bank	482,754	9.0%	215,277	4.0%	269,097	5.0%

As of December 31, 2021, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized."  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the OCC and the FDIC.  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of December 31, 2021, management believes that City Holding and City National meet all capital adequacy requirements.

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

TABLE FOUR
CONTRACTUAL OBLIGATIONS

    The composition of the Company's contractual obligations as of December 31, 2021 is presented in the following table (in thousands):

	Contractual Maturity in
	Less than One Year	Greater than One Year	Total

Noninterest-bearing demand deposits	$1,373,125	$—	$1,373,125
Interest-bearing demand deposits(1)	1,135,852	—	1,135,852
Savings deposits(1)	1,347,455	—	1,347,455
Time deposits(1)	872,474	197,545	1,070,019
Short-term borrowings(1)	312,962	—	312,962
Low income housing tax credits ("LIHTCs") funding commitments	5,719	13,299	19,018
Supplemental employee retirement plans	861	6,439	7,300
Deferred compensation plans	—	2,777	2,777
Real estate leases	980	5,722	6,702
Total Contractual Obligations	$5,049,428	$225,782	$5,275,210

(1)Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2021. The contractual amounts to be paid on variable-rate obligations are affected by market interest rates that could materially affect the contractual amounts to be paid.

The Company’s liability for uncertain tax positions at December 31, 2021 was $1.8 million pursuant to ASC Topic 740.  This liability represents an estimate of tax positions that the Company has taken in its tax returns that may ultimately not be sustained upon examination by tax authorities.  As the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable reliability, this estimated liability has been excluded from the contractual obligations table.

As disclosed in Note Fourteen of the Notes to Consolidated Financial Statements, the Company has entered into agreements with its customers to extend credit or to provide conditional commitments to provide payment on drafts presented in accordance with the terms of the underlying credit documents (including standby and commercial letters of credit). The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. As a result of the Company’s off-balance sheet arrangements for 2021 and 2020, no material revenue, expenses, or cash flows were recognized.  In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

INVESTMENTS

The investment portfolio is structured to provide flexibility in managing liquidity needs and interest rate risk, while providing acceptable rates of return.

The majority of the Company’s investment securities continue to be mortgage-backed securities. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”) and Ginnie Mae (“GNMA”).

The Company's municipal bond portfolio of $272 million as of December 31, 2021 has an average tax equivalent yield of 2.50% with an average maturity of 13.1 years. The average dollar amount invested in each security is $1.2 million. The portfolio has 92% rated "A" or better and the remaining portfolio is unrated, as the issuances represented small issuances of revenue bonds. Additional credit support has been purchased by the issuer for 28% of the portfolio, while 72% has no additional credit support. Management re-underwrites 100% of the portfolio on an annual basis, using the same guidelines that are used to underwrite its commercial loans. Revenue bonds were 55% of the portfolio, while the remaining 45% were general obligation bonds. Geographically, the portfolio supports the Company's footprint, with 17% of the portfolio being from municipalities throughout West Virginia, and the remainder from communities in Texas, Washington, Ohio and various other states.

The weighted average yield of the Company's investment portfolio is presented in the following table (dollars in thousands):

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Obligations of states and political subdivisions	$2,910	3.97%	$21,701	2.91%	$31,580	2.81%	$216,025	2.07%
Mortgage-backed securities:
U.S. government agencies	179	2.56	10,348	2.38	231,770	2.30	852,014	1.73
Private label	—	—	—	—	—	—	9,108	3.90
Trust preferred securities	—	—	—	—	—	—	4,203	1.57
Corporate securities	—	—	11,698	4.92	16,137	2.82	492	3.60
Total Debt Securities available-for-sale	3,089	3.89	43,747	3.32	279,487	2.39	1,081,842	1.82

Weighted-average yields on tax-exempt obligations of states and political subdivisions have been computed on a taxable-equivalent basis using the federal statutory tax rate of 21%.  Average yields on investments available-for-sale are computed based on amortized cost. Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

TABLE FIVE
LOAN PORTFOLIO

    Loans decreased $78.3 million (2.2%) from December 31, 2020 to $3.54 billion at December 31, 2021. PPP loans decreased $48.8 million from $55.4 million at December 31, 2020 to $6.6 million at December 31, 2021. Excluding outstanding PPP loans (included in the commercial and industrial loan category), total loans decreased $29.4 million, (0.8%), from December 31, 2020 to $3.54 billion at December 31, 2021. The composition of the Company’s loan portfolio as of the dates indicated follows (in thousands):

	2021	2020

Commercial and industrial	$346,184	$372,989

1-4 Family	107,873	109,812
Hotels	311,315	294,464
Multi-family	215,677	215,671
Non Residential Non-Owner Occupied	639,818	641,351
Non Residential Owner Occupied	204,233	213,484
Commercial real estate	1,478,916	1,474,782

Residential real estate	1,548,965	1,587,694
Home equity	122,345	136,469
Consumer	40,901	47,688
DDA overdrafts	6,503	2,497
Total loans	$3,543,814	$3,622,119

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. C&I loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans decreased $27 million to $346 million at December 31, 2021, largely due to a decrease in PPP loans, which decreased from $55 million at December 31, 2020 to $7 million at December 31, 2021. Excluding the decrease in PPP loans, C&I loans increased $21 million from December 31, 2020 to December 31, 2021.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans, but have different collateral risk. Commercial real estate loans remained flat at $1.48 billion at December 31, 2021.  At December 31, 2021, $12 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $107.9 million as of December 31, 2021. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦The Hotel portfolio is comprised of all lodging establishments and totaled $311.3 million as of December 31, 2021. Risk characteristics relate to the demand for both business and personal travel.
◦Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $215.7 million as of December 31, 2021. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $639.8 million while nonresidential owner-occupied commercial real estate totaled $204.2 million as of December 31, 2021. Risk characteristics relate to levels of consumer spending and overall economic conditions.

The Company categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor the portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2021, City National was within its internally designated concentration limits. As of December 31, 2021, City National's loans to borrowers within the Lessors of Nonresidential Buildings categories exceeded 10% of total loans (14%). No other NAICS industry classification exceeded 10% of total loans as of December 31, 2021. Management also monitors non-owner occupied commercial real estate as a percent of risk based capital (based upon regulatory guidance). At December 31, 2021, the Company had $1.4 billion of commercial loans classified as non-owner occupied and was within its designated concentration threshold.

Residential real estate loans decreased $39 million from December 31, 2020 to $1.55 billion at December 31, 2021. Residential real estate loans include loans for the purchase or refinance of consumers' residence and first-priority home equity loans allow consumers to borrow against the equity in their home.  These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans. Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. Additionally, the Company periodically purchases residential mortgage loans. The credit and collateral documents for each potential purchased loan are reviewed to ensure the credit metrics are acceptable to management. At December 31, 2021, $17 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $14 million from December 31, 2020 to $122 million at December 31, 2021. City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on a residential property.  Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien.  These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments.  Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans.  The amount of credit extended is directly related to the value of the real estate securing the loan at the time the loan is made.

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property, or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring such factors as portfolio size and growth, internal lending policies and pertinent economic conditions. City National's underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $7 million from 2020 to $41 million at December 31, 2021.

    The following table shows the scheduled maturity of loans outstanding as of December 31, 2021 (in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

Commercial and industrial	$61,406	$125,931	$126,094	$32,753	$346,184

1-4 Family	9,552	13,321	32,864	52,136	107,873
Hotels	20,368	106,155	161,336	23,456	311,315
Multi-family	2,529	36,888	146,775	29,485	215,677
Non Residential Non-Owner Occupied	18,502	158,033	360,609	102,674	639,818
Non Residential Owner Occupied	10,159	39,548	96,391	58,135	204,233
Commercial real estate	61,110	353,945	797,975	265,886	1,478,916

Residential real estate	4,866	29,084	176,536	1,338,479	1,548,965
Home equity	4,475	9,108	16,144	92,618	122,345
Consumer and DDA Overdrafts	2,222	26,540	12,047	6,595	47,404
Total loans	$134,079	$544,608	$1,128,796	$1,736,331	$3,543,814
The maturity table above is based on actual loan maturity dates and does not consider prepayments or any other assumptions.

Loans maturing after one year with interest rates that are:	Fixed until Maturity	Variable or adjustable	Total

Commercial and industrial	$100,485	$184,293	$284,778

1-4 Family	4,779	93,542	98,321
Hotels	45,832	245,115	290,947
Multi-family	20,464	192,684	213,148
Non Residential Non-Owner Occupied	115,237	506,079	621,316
Non Residential Owner Occupied	35,985	158,089	194,074
Commercial real estate	222,297	1,195,509	1,417,806

Residential real estate	178,135	1,365,973	1,544,108
Home equity	13,891	103,971	117,862
Consumer and DDA Overdrafts	36,973	8,208	45,181
Total loans	$551,781	$2,857,954	$3,409,735
The maturity table above is based on actual loan maturity dates and does not consider prepayments or any other assumptions.

ALLOWANCE FOR CREDIT LOSSES

The Company adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" effective January 1, 2020, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. ASU No. 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new current expected credit losses model ("CECL") applies to the allowance for credit losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASU No. 2016-13, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

Determination of the Allowance for Credit Losses "ACL" is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between actual losses and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.

As a result of the Company’s quarterly analysis of the adequacy of the ACL, the Company recorded a recovery of credit losses of $3.2 million for the year ended December 31, 2021, compared to a provision for credit losses of $10.7 million for the comparable period in 2020. The determination of the Company’s allowance for credit losses is largely dependent on expected unemployment ranges. Due to improvements in the outlook for unemployment ranges utilized by the Company and adjustments to other qualitative and other factors, during 2021 the Company partially recovered a portion of the provision for credit losses incurred in the quarter ended March 31, 2020 related to the COVID-19 pandemic.

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of December 31, 2021 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

TABLE SIX
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

    The allocation of the allowance for credit losses by portfolio segment and the percent of loans in each category to total loans is shown in the table below (dollars in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	2021		2020
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$3,480	10%	$3,644	10%

1-4 Family	598	3	771	3
Hotels	2,426	9	4,088	8
Multi-family	483	6	674	6
Non Residential Non-Owner Occupied	2,319	18	3,223	18
Non Residential Owner Occupied	1,485	6	2,241	6
Commercial real estate	7,311	42	10,997	41

Residential real estate	5,716	44	8,093	44
Home equity	517	3	630	4
Consumer	106	1	163	1
DDA overdrafts	1,036	—	1,022	—
Allowance for Credit Losses	$18,166	100%	$24,549	100%

The ACL decreased from $24.5 million at December 31, 2020 to $18.2 million at December 31, 2021. Below is a summary of the changes in the components of the ACL from December 31, 2020 to December 31, 2021.

The allowance attributed to the commercial real estate loan portfolio decreased $3.7 million from $11.0 million at December 31, 2020 to $7.3 million at December 31, 2021. This decrease was primarily due to a reduction in the unemployment forecast range, a reduction in qualitative factor adjustments, and a payoff and partial charge-off of a previously identified individually analyzed loan.

The allowance attributed to the residential real estate portfolio decreased $2.4 million from $8.1 million at December 31, 2020 to $5.7 million at December 31, 2021. This decrease was primarily due to a reduction in the unemployment forecast range, a reduction in qualitative factor adjustments, and a decrease in loan balances.

The following table shows asset quality ratios as of December 31, 2021 and 2020:

	2021	2020

Net charge offs to average loans	0.09%	0.10%
(Recovery of) provision for credit losses to average loans	(0.09)	0.29
Allowance for credit losses to nonperforming loans	290.15	200.69
Allowance for credit losses to total loans	0.51	0.68
Non-performing assets as a percentage of total loans and OREO	0.21	0.38

GOODWILL

The Company evaluates the recoverability of goodwill and indefinite lived intangible assets annually as of November 30th, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the Company's business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. As described in Note One of the Notes to Consolidated Financial Statements, the Company conducts its business activities through one reportable business segment – community banking. Fair values are estimated by reviewing the Company’s stock price as it compares to book value and the Company’s reported earnings.  In addition, the impact of future earnings and activities is considered in the Company’s analysis.  The Company had approximately $109 million of goodwill at December 31, 2021 and 2020, and no impairment was required to be recognized in 2021 or 2020, as the estimated fair value of the Company has continued to exceed its book value.

CERTIFICATES OF DEPOSIT

The Company has time certificates of deposit that meet or exceed the FDIC insurance limit of $250,000 totaling an estimated $352.8 million. Scheduled maturities of uninsured time certificates of deposit are estimated at December 31, 2021 and are summarized in the table below (in thousands).

TABLE SEVEN
MATURITY DISTRIBUTION OF UNINSURED CERTIFICATES OF DEPOSIT

Amounts

Three months or less	$54,173
Over three months through six months	40,172
Over six months through twelve months	35,802
Over twelve months	21,106
Total	$151,253

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
            At December 31, 2021, approximately 24% of total assets, or $1.45 billion, consisted of financial instruments recorded at fair value. Most of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. At December 31, 2021, approximately $24 million of derivative liabilities were recorded at fair value using methodologies involving observable market data. The Company does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on the Company’s results of operations, liquidity, or capital resources. See Note Seventeen of the Notes to Consolidated Financial Statements for additional information regarding ASC Topic 820 and its impact on the Company’s financial statements.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates, underlying credit risk and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary risk factor affecting the Company’s balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR and SOFR interest rates, prime rates, and other benchmark interest rates that could materially affect the estimated fair value of the Company’s investment securities portfolio, interest paid on the Company’s short-term and long-term borrowings, interest earned on the Company’s loan portfolio and interest paid on its deposit accounts. The Company utilizes derivative instruments, primarily in the form of interest rate swaps, to help manage its interest rate risk on commercial loans.

 The Company’s Asset and Liability Committee ("ALCO") has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through at least quarterly meetings during which product pricing issues, liquidity measures and interest sensitivity positions are monitored.

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

The Company’s policy objective is to avoid negative fluctuations in net income or the economic value of equity of more than 15% within a 12-month period, assuming an immediate parallel increase of 100 to 400 basis points. The Company measures the long-term risk associated with sustained increases and decreases in rates through analysis of the impact to changes in rates on the economic value of equity.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
December 31, 2021
+400	4.25%	+13.4%
+300	3.25	+14.1
+200	2.25	+12.5
+100	1.25	+8.5

December 31, 2020
+400	4.25%	+22.1%
+300	3.25	+21.5
+200	2.25	+17.9
+100	1.25	+12.0

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during 2022 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, management believes that, as of December 31, 2021, the Company's system of internal control over financial reporting is effective based on those criteria.  Crowe LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting. This report appears on page 53.

February 24, 2022

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of City Holding Company and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Allowance for Credit Losses – Qualitative Factors

As more fully described in Notes 1, 2 and 5 of the consolidated financial statements, the Company’s allowance for credit losses represents management’s best estimate of expected losses in the loan portfolio. Estimates of expected credit losses for loans are based on reasonable and supportable forecast of future economic conditions, historical loss experience and qualitative factors.

Management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information (i.e., qualitative adjustments) are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The principal consideration resulting in our determination that auditing the allowance for credit losses qualitative adjustments is a critical audit matter is the high degree of subjectivity involved in management’s assessment of the risk of loss associated with each adjustment, and the determination of the adjustment amounts to historical loss rates.

The primary procedures performed to address this critical audit matter included:

•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, specifically testing controls over the completeness and accuracy of data used as the basis for adjustments related to the qualitative factors, and testing management’s review of the reasonableness of qualitative factors.
•Substantively testing management’s process for developing the qualitative factors, including assessing the relevance and reliability of data used to develop the factors and evaluating for reasonableness the judgments and assumptions used in the determination of the adjustment amounts.

/s/ Crowe LLP
We have served as the Company's auditor since 2019.
Louisville, Kentucky
February 24, 2022

FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$101,804	$77,412
Interest-bearing deposits in depository institutions	532,827	451,247
Cash and Cash Equivalents	634,631	528,659

Investment securities available for sale, at fair value	1,408,165	1,176,797
Other securities	25,531	29,364
Total Investment Securities	1,433,696	1,206,161

Gross loans	3,543,814	3,622,119
Allowance for credit losses	(18,166)	(24,549)
Net Loans	3,525,648	3,597,570

Bank owned life insurance	120,978	118,243
Premises and equipment, net	74,071	76,925
Accrued interest receivable	15,627	15,793
Deferred tax assets, net	63	—
Goodwill and other intangible assets, net	117,121	118,592
Other assets	81,860	96,697
Total Assets	$6,003,695	$5,758,640

Liabilities
Deposits:
Noninterest-bearing	$1,373,125	$1,176,990
Interest-bearing:
Demand deposits	1,135,848	1,027,201
Savings deposits	1,347,448	1,188,003
Time deposits	1,068,915	1,260,022
Total Deposits	4,925,336	4,652,216

Short-term borrowings:
Securities sold under agreements to repurchase	312,458	295,956
Deferred tax liabilities, net	—	3,202
Other liabilities	84,796	106,160
Total Liabilities	5,322,590	5,057,534

Commitments and contingencies - see Note Fourteen

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; — issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at December 31, 2021 and 2020, less 3,985,690 and 3,280,040 shares in treasury, respectively	47,619	47,619
Capital surplus	170,942	171,304
Retained earnings	641,826	589,988
Cost of common stock in treasury	(193,542)	(139,038)
Accumulated other comprehensive income (loss):
Unrealized gain on securities available-for-sale	17,745	36,894
Underfunded pension liability	(3,485)	(5,661)
Total Accumulated Other Comprehensive Income (Loss)	14,260	31,233
Total Shareholders’ Equity	681,105	701,106
Total Liabilities and Shareholders’ Equity	$6,003,695	$5,758,640

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2021	2020	2019
Interest Income
Interest and fees on loans	$136,676	$150,498	$170,012
Interest on investment securities:
Taxable	23,071	23,355	23,389
Tax-exempt	5,027	3,914	2,967
Interest on deposits in depository institutions	693	492	1,332
Total Interest Income	165,467	178,259	197,700

Interest Expense
Interest on deposits	9,405	22,522	32,666
Interest on short-term borrowings	489	993	3,491
Interest on long-term debt	—	100	182
Total Interest Expense	9,894	23,615	36,339
Net Interest Income	155,573	154,644	161,361
(Recovery of) provision for credit losses	(3,165)	10,722	(1,250)
Net Interest Income After (Recovery of) Provision for Credit Losses	158,738	143,922	162,611

Non-Interest Income
Net gains on sale of investment securities	312	62	69
Unrealized gains (losses) recognized on equity securities still held	504	(863)	888
Service charges	25,539	25,733	31,515
Bankcard revenue	26,987	23,059	21,093
Trust and investment management fee income	8,415	7,736	7,159
Bank owned life insurance	3,895	4,424	3,766
Sale of VISA shares	—	17,837	—
Other income	3,989	4,692	4,000
Total Non-Interest Income	69,641	82,680	68,490

Non-Interest Expense
Salaries and employee benefits	61,850	62,074	62,138
Occupancy related expenses	10,083	9,765	10,595
Equipment and software related expenses	10,486	10,200	8,964
FDIC insurance expense	1,583	884	638
Advertising	3,091	2,776	3,344
Bankcard expenses	6,455	5,893	5,555
Postage, delivery, and statement mailings	2,323	2,268	2,416
Office supplies	1,547	1,556	1,559
Legal and professional fees	2,279	2,176	2,371
Telecommunications	2,858	2,129	2,455
Repossessed asset (gains) losses, net of expenses	(57)	245	634
Merger related costs	—	—	797
Other expenses	14,687	15,324	16,148
Total Non-Interest Expense	117,185	115,290	117,614

CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2021	2020	2019
Income Before Income Taxes	$111,194	$111,312	$113,487
Income tax expense	23,114	21,717	24,135
Net Income Available to Common Shareholders	$88,080	$89,595	$89,352

Average shares outstanding, basic	15,381	15,975	16,314
Effect of dilutive securities	26	20	19
Average shares outstanding, diluted	15,407	15,995	16,333

Basic earnings per common share	$5.67	$5.55	$5.43
Diluted earnings per common share	$5.66	$5.55	$5.42

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2021	2020	2019

Net income available to common shareholders	$88,080	$89,595	$89,352

Available-for-Sale Securities
Unrealized (loss) gain on available-for-sale securities arising during period	(24,857)	31,157	27,115
Reclassification adjustment for net gains	(312)	(62)	(69)
Reclassification of unrealized gain on held-to-maturity securities to available-for-sale	—	1,562	—
Other comprehensive (loss) income related to available-for-sale securities	(25,169)	32,657	27,046

Defined Benefit Pension Plan
Amortization of actuarial net gains	1,122	1,089	917
Recognition of unrealized gains (losses)	1,726	(352)	(1,447)
Change in underfunded pension liability	2,848	737	(530)

Other comprehensive (loss) income before income taxes	(22,321)	33,394	26,516
Tax effect	5,348	(8,001)	(6,194)
Other comprehensive (loss) income, net of tax	(16,973)	25,393	20,322

Comprehensive income, net of tax	$71,107	$114,988	$109,674

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
(dollars and shares in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balances at December 31, 2018	$47,619	$169,555	$485,967	$(87,895)	$(14,482)	$600,764
Net income	—	—	89,352	—	—	89,352
Other comprehensive income, net of tax	—	—	—	—	20,322	20,322
Cash dividends declared ($2.20 per share)	—	—	(36,066)	—	—	(36,066)
Stock-based compensation expense, net	—	2,516	—	—	—	2,516
Restricted awards granted	—	(1,657)	—	1,657	—	—
Exercise of 12 stock options	—	(105)	—	631	—	526
Purchase of 261 treasury shares	—	—	—	(19,431)	—	(19,431)
Balances at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983

Balances at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983
Cumulative change in accounting principle	—	—	(2,335)	—	—	(2,335)
Balances at January 1, 2020	47,619	170,309	536,918	(105,038)	5,840	655,648
Net income	—	—	89,595	—	—	89,595
Other comprehensive income, net of tax	—	—	—	—	25,393	25,393
Cash dividends declared ($2.29 per share)	—	—	(36,525)	—	—	(36,525)
Stock-based compensation expense, net	—	3,253	—	—	—	3,253
Restricted awards granted	—	(2,146)	—	2,146	—	—
Exercise of 5 stock options	—	(112)	—	335	—	223
Purchase of 573 treasury shares	—	—	—	(36,481)	—	(36,481)
Balances at December 31, 2020	$47,619	$171,304	$589,988	$(139,038)	$31,233	$701,106

Balances at December 31, 2020	$47,619	$171,304	$589,988	$(139,038)	$31,233	$701,106
Net income	—	—	88,080	—	—	88,080
Other comprehensive loss, net of tax	—	—	—	—	(16,973)	(16,973)
Cash dividends declared ($2.34 per share)	—	—	(36,242)	—	—	(36,242)
Stock-based compensation expense, net	—	3,121	—	—	—	3,121
Restricted awards granted	—	(1,860)	—	1,860	—	—
Exercise of 15 stock options	—	(1,623)	—	2,314	—	691
Purchase of 760 treasury shares	—	—	—	(58,678)	—	(58,678)
Balances at December 31, 2021	$47,619	$170,942	$641,826	$(193,542)	$14,260	$681,105

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2021	2020	2019

Net income available to common shareholders	$88,080	$89,595	$89,352
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	8,782	4,882	699
(Recovery of) provision for credit losses	(3,165)	10,722	(1,250)
Depreciation of premises and equipment	5,831	5,790	5,003
Deferred income tax expense	2,185	2,640	4,939
Net periodic employee benefit cost	569	723	622
Pension contributions	(1,000)	(450)	—
Unrealized and realized investment securities (gains) losses	(816)	801	(957)
Gain from the sale of VISA shares	—	(17,837)	—
Stock-based compensation expense	3,121	3,253	2,516
Excess tax benefit from stock-compensation expense	(579)	(165)	(461)
Increase in value of bank-owned life insurance	(3,895)	(4,424)	(3,766)
Loans held for sale:
Loans originated for sale	(42,420)	(28,236)	(18,757)
Proceeds from the sale of loans originated for sale	42,769	28,909	20,917
Gain on sale of loans	(349)	(368)	(589)
Asset write down	—	—	297
Change in accrued interest receivable	166	(4,224)	855
Change in other assets	(8,737)	(13,790)	(1,959)
Change in other liabilities	11,731	11,974	7,587
Net Cash Provided by Operating Activities	102,273	89,795	105,048

Net increase in loans	76,992	(3,911)	(30,146)
Securities available-for-sale
Purchases	(560,689)	(461,430)	(209,588)
Proceeds from sales	—	30,307	70,404
Proceeds from maturities and calls	291,562	138,926	75,717
Securities held-to-maturity
Proceeds from maturities and calls	—	—	11,706
Other investments
Purchases	(154)	(2,295)	(11,100)
Proceeds from sales	4,813	2,674	13,790
Proceeds from the sale of VISA shares	—	17,837	—
Purchases of premises and equipment	(3,323)	(5,544)	(4,729)
Proceeds from the disposals of premises and equipment	367	483	598
Proceeds from the disposition of assets held-for-sale	—	540	2,285
Proceeds from bank-owned life insurance policies	2,156	2,019	2,423
Payments for low income housing tax credits	(2,891)	(4,892)	(5,530)
Sale of Virginia Beach branch, net	—	—	(24,661)
Net Cash Used in Investing Activities	(191,167)	(285,286)	(108,831)

Net increase in noninterest-bearing deposits	196,135	371,903	26,727
Net increase in interest-bearing deposits	77,178	205,041	100,192
Net increase (decrease) in short-term borrowings	16,502	84,701	(50,656)
Repayment of long-term debt	—	(4,056)	—
Purchases of treasury stock	(58,678)	(36,481)	(19,431)

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2021	2020	2019

Proceeds from exercise of stock options	691	223	526
Other financing activities	(824)	(652)	(875)
Dividends paid	(36,138)	(36,673)	(35,547)
Net Cash Provided by Financing Activities	194,866	584,006	20,936
Increase in Cash and Cash Equivalents	105,972	388,515	17,153
Cash and cash equivalents at beginning of period	528,659	140,144	122,991
Cash and Cash Equivalents at End of Period	$634,631	$528,659	$140,144

Supplemental Cash Flow Information:
Interest paid	$11,100	$25,400	$37,000
Income taxes paid	18,495	26,700	14,900

To be read with the attached notes to consolidated financial statements.

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

       Loans: Loans, excluding previously securitized loans, are reported at the principal amount outstanding, net of unearned income.  Portfolio loans include those for which management has the intent and the Company has the ability to hold for the foreseeable future, or until maturity or payoff.  The foreseeable future is based upon management’s judgment of current business strategies and market conditions, the type of loan, asset/liability management, and liquidity.

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

    Other Real Estate Owned:  Other real estate owned ("OREO") is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations.  OREO acquired in settlement of indebtedness is included in Other Assets at fair value less estimated selling costs.  Changes to the value subsequent to transfer are recorded in non-interest expense, along with direct operating expenses.  Gains or losses not previously recognized from sales of OREO are recognized in non-interest expense on the date of the sale. Physical possession of property collateralizing a loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. As of December 31, 2021 and 2020, the amount of OREO included in Other Assets was $1.3 million and $1.7 million, respectively

    Goodwill and Other Intangible Assets: Goodwill is the excess of the cost of an acquisition over the fair value of tangible and intangible assets acquired.  Goodwill is not amortized.  Intangible assets represent purchased assets that also lack physical substance, but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.  Intangible assets with determinable useful lives, such as core deposits, are amortized over their estimated useful lives.

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

    The Company invests in certain limited partnerships that operate qualified low-income housing tax credit developments.  The tax credits are reflected in the Consolidated Statements of Income as a reduction in income tax expense.  The unamortized amount of the investments is recorded within Other Assets within the Consolidated Balance Sheets.  The Company’s investments in affordable housing limited partnerships were $28.6 million and $14.4 million at December 31, 2021 and 2020, respectively. The unfunded commitments associated with these investments were $18.9 million and $6.8 million at December 31, 2021 and 2020, respectively, and were recorded within Other Liabilities within the Consolidated Balance Sheets.

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

The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet ("OBS") credit exposures. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Others

In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This amendment permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the SIFMA Municipal Swap Rate. This ASU became effective for the Company on January 1, 2019 with anticipation the LIBOR index will be phased out by the end of 2021. In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This amendment provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope," which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Management has reviewed all contracts, identified those that will be affected, and will transition the LIBOR based loans to SOFR, or another index, by June 30, 2023.

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

NOTE THREE – INVESTMENTS

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	December 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	263,809	8,622	215	272,216	266,483	11,467	139	277,811
Mortgage-backed securities:
U.S. government agencies	1,085,092	16,146	6,927	1,094,311	815,682	34,807	105	850,384
Private label	8,555	553	—	9,108	9,976	916	—	10,892
Trust preferred securities	4,570	—	367	4,203	4,557	—	457	4,100
Corporate securities	27,292	1,047	12	28,327	31,465	2,146	1	33,610
Total Securities
Available-for-Sale	$1,389,318	$26,368	$7,521	$1,408,165	$1,128,163	$49,336	$702	$1,176,797

The Company's other investment securities include marketable and non-marketable equity securities. At December 31, 2021 and 2020, the Company held $9.2 million and $11.8 million, respectively, in marketable equity securities. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Changes in the fair value of the marketable equity securities are recorded in "unrealized gains (losses) recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At December 31, 2021 and 2020, the Company held $15.3 million and $15.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. At December 31, 2021 and 2020, the Company held $1.0 million and $2.0 million, respectively, in certificates of deposits held for investment.

The majority of the Company’s investment securities are mortgage-backed securities. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”) and Ginnie Mae (“GNMA”). At December 31, 2021 and 2020, there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of December 31, 2021 and 2020.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$13,277	$152	$2,420	$63	$15,697	$215
Mortgage-backed securities:
U.S. Government agencies	639,514	6,920	23,295	7	662,809	6,927
Trust preferred securities	—	—	4,203	367	4,203	367
Corporate securities	988	12	—	—	988	12
Total available-for-sale	$653,779	$7,084	$29,918	$437	$683,697	$7,521

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$10,578	$139	$—	$—	$10,578	$139
Mortgage-backed securities:
U.S. Government agencies	62,412	105	35	—	62,447	105
Trust preferred securities	—	—	4,100	457	4,100	457
Corporate securities	488	1	—	—	488	1
Total available-for-sale	$73,478	$245	$4,135	$457	$77,613	$702

    As of December 31, 2021, management does not intend to sell any securities that are in an unrealized loss position and it is not more than likely that it will be required to sell the securities before the recovery of the amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date.   As of December 31, 2021, management believes the unrealized losses detailed in the table above are temporary and no allowance for credit losses for available-for-sale securities has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the years ended December 31, 2021, 2020 and 2019, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at December 31, 2021, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$3,024	$3,089
Due after one year through five years	41,823	43,746
Due after five years through ten years	269,825	279,486
Due after ten years	1,074,646	1,081,844
	$1,389,318	$1,408,165

    Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands):

	For the year ended December 31,
	2021	2020	2019

Gross unrealized gains recognized on equity securities still held	$547	$223	$888
Gross unrealized losses recognized on equity securities still held	(43)	(1,086)	—
Net unrealized gains (losses) recognized on equity securities still held	$504	$(863)	$888

Gross realized gains	$312	$139	$226
Gross realized losses	—	(77)	(157)
Net realized investment security gains	$312	$62	$69
During January 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. The carrying value of the Visa Class B shares on the Company’s balance sheet was $0, as City National had no historical cost basis in the shares.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $711 million and $644 million at December 31, 2021 and 2020, respectively.

NOTE FOUR – LOANS

The following summarizes the Company’s major classifications for loans (in thousands):

	December 31, 2021	December 31, 2020

Commercial and industrial	$346,184	$372,989

1-4 Family	107,873	109,812
Hotels	311,315	294,464
Multi-family	215,677	215,671
Non Residential Non-Owner Occupied	639,818	641,351
Non Residential Owner Occupied	204,233	213,484
Commercial real estate	1,478,916	1,474,782

Residential real estate	1,548,965	1,587,694
Home equity	122,345	136,469
Consumer	40,901	47,688
DDA overdrafts	6,503	2,497
Gross loans	3,543,814	3,622,119
Allowance for credit losses	(18,166)	(24,549)
Net loans	$3,525,648	$3,597,570

Construction loans included in:
Residential real estate	$17,252	$27,078
Commercial real estate	11,783	40,449

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

Paycheck Protection Program

The Company originated loans to its customers under the Paycheck Protection Program ("PPP") administered by the Small Business Administration ("SBA") under the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). Loans covered by the PPP may be eligible for loan forgiveness. The remaining loan balances, if any, after the loan forgiveness, are fully guaranteed by the SBA. Through December 31, 2021, the Company has funded approximately $136 million of SBA-approved PPP loans to over 2,500 customers. The Company started submitting forgiveness applications on behalf of its customers during the fourth quarter of 2020 and as of December 31, 2021, has received forgiveness proceeds of approximately $129 million.

NOTE FIVE – ALLOWANCE FOR CREDIT LOSSES

    The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the years ended December 31, 2021, 2020 and 2019 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	Impact of adopting CECL	(Recovery of) provision for credit losses	Ending Balance
December 31, 2021
Commercial and industrial	$3,644	$(245)	$171	$—	$(90)	$3,480

1-4 Family	771	(311)	125	—	13	598
Hotels	4,088	(2,075)	—	—	413	2,426
Multi-family	674	—	—	—	(191)	483
Non Residential Non-Owner Occupied	3,223	(1)	45	—	(948)	2,319
Non Residential Owner Occupied	2,241	—	54	—	(810)	1,485
Commercial real estate	10,997	(2,387)	224	—	(1,523)	7,311

Residential real estate	8,093	(265)	127	—	(2,239)	5,716
Home equity	630	(177)	90	—	(26)	517
Consumer	163	(242)	255	—	(70)	106
DDA overdrafts	1,022	(2,151)	1,382	—	783	1,036
	$24,549	$(5,467)	$2,249	$—	$(3,165)	$18,166

December 31, 2020
Commercial and industrial	$2,059	$(843)	$91	$1,715	$622	$3,644

1-4 Family	—	(188)	316	886	(243)	771
Hotels	60	(35)	48	577	3,438	4,088
Multi-family	121	—	—	343	210	674
Non Residential Non-Owner Occupied	1,181	(728)	83	852	1,835	3,223
Non Residential Owner Occupied	1,244	(162)	78	596	485	2,241
Commercial real estate	2,606	(1,113)	525	3,254	5,725	10,997

Residential real estate	3,448	(1,250)	184	2,139	3,572	8,093
Home equity	1,187	(420)	136	(598)	325	630
Consumer	975	(192)	238	(810)	(48)	163
DDA Overdrafts	1,314	(2,345)	1,467	60	526	1,022
	$11,589	$(6,163)	$2,641	$5,760	$10,722	$24,549

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
December 31, 2019
Commercial and industrial	4,060	(261)	764	(2,504)	2,059
Commercial real estate	4,495	(1,358)	624	(1,155)	2,606
Residential real estate	4,116	(787)	369	(250)	3,448
Home equity	1,268	(294)	—	213	1,187
Consumer	319	(1,177)	265	1,568	975
DDA Overdrafts	1,708	(2,777)	1,505	878	1,314
	$15,966	$(6,654)	$3,527	$(1,250)	$11,589

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

Non-Performing Loans

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of December 31, 2021 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$—	$996	$43

1-4 Family	—	1,016	—
Hotels	—	113	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	652	—
Non Residential Owner Occupied	—	592	—
Commercial Real Estate	—	2,373	—

Residential Real Estate	63	2,746	—
Home Equity	—	40	—
Consumer	—	—	—
Total	$63	$6,155	$43

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

The Company recognized less than $0.1 million of interest income on nonaccrual loans during each of the years ended December 31, 2021, 2020 and 2019, respectively.

The following presents the aging of the amortized cost basis in past-due loans as of December 31, 2021 and 2020 by class of loan (in thousands):

	December 31, 2021
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$116	$177	$43	$336	$344,852	$996	$346,184

1-4 Family	21	—	—	21	106,836	1,016	107,873
Hotels	—	—	—	—	311,202	113	311,315
Multi-family	—	—	—	—	215,677	—	215,677
Non Residential Non-Owner Occupied	—	—	—	—	639,166	652	639,818
Non Residential Owner Occupied	—	—	—	—	203,641	592	204,233
Commercial real estate	21	—	—	21	1,476,522	2,373	1,478,916

Residential real estate	5,166	156	—	5,322	1,540,834	2,809	1,548,965
Home equity	592	26	—	618	121,687	40	122,345
Consumer	59	1	—	60	40,841	—	40,901
Overdrafts	485	4	—	489	6,014	—	6,503
Total	$6,439	$364	$43	$6,846	$3,530,750	$6,218	$3,543,814

	December 31, 2020
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$1,213	$27	$—	$1,240	$370,981	$768	$372,989

1-4 Family	484	—	—	484	107,272	2,056	109,812
Hotels	—	—	—	—	291,513	2,951	294,464
Multi-family	—	—	—	—	215,671	—	215,671
Non Residential Non-Owner Occupied	119	—	—	119	640,724	508	641,351
Non Residential Owner Occupied	22	—	—	22	210,576	2,886	213,484
Commercial real estate	625	—	—	625	1,465,756	8,401	1,474,782

Residential real estate	5,177	816	—	5,993	1,578,733	2,968	1,587,694
Home equity	575	—	—	575	135,799	95	136,469
Consumer	63	50	—	113	47,575	—	47,688
Overdrafts	334	7	—	341	2,156	—	2,497
Total	$7,987	$900	$—	$8,887	$3,601,000	$12,232	$3,622,119

The following table presents the amortized cost basis of individually evaluated impaired collateral-dependent loans as of December 31, 2021 (in thousands). Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

	December 31, 2021		December 31, 2020
	Secured by		Secured by
	Real Estate	Equipment	Real Estate	Equipment
Commercial and industrial	$—	$—	$173	$—

1-4 Family	—	—	—	—
Hotels	—	—	2,837	—
Multi-family	—	—	—	—
Non Residential Non-Owner Occupied	—	—	—	—
Non Residential Owner Occupied	—	—	2,296	—
Commercial real estate	—	—	5,133	—
Total	$—	$—	$5,306	$—

The following table presents information related to the average recorded investment and interest income recognized on the Company's impaired loans, by class (in thousands), for the year ended December 31, 2019.

	December 31, 2019
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no related allowance recorded:
Commercial and industrial	$578	$—
Commercial real estate	4,388	41
Total	$4,966	$41

With an allowance recorded:
Commercial and industrial	$—	$—
Commercial real estate	4,261	162
Total	$4,261	$162

There were no significant commitments to provide additional funds on non-accrual or impaired loans at December 31, 2021.

Troubled Debt Restructurings ("TDRs")

The following tables set forth the Company’s TDRs (in thousands):

	December 31, 2021	December 31, 2020
Commercial and industrial	$414	$—

1-4 Family	112	121
Hotels	—	2,634
Multi-family	1,802	1,883
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	—	—
Commercial real estate	1,914	4,638

Residential real estate	16,943	19,226
Home equity	1,784	2,001
Consumer	225	277
Total TDRs	$21,280	$26,142

The Company has allocated $0.3 million and $1.6 million of the allowance for credit losses for these loans as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the Company has not committed to lend any additional in relation to these loans.

The Company had one TDR that had defaulted and had a partial charge-off of $2.1 million during 2021. The Company had no significant TDRs that subsequently defaulted in 2020. The Company had one TDR that subsequently defaulted in 2019. The loan balance was approximately $3.0 million and the subsequent default resulted in a charge-off of $0.7 million and the remaining balance was transferred to OREO during 2019.

Most TDRs are reported due to filing Chapter 7 bankruptcy. Regulatory guidance requires that loans be accounted for as collateral-dependent loans when borrowers have filed Chapter 7 bankruptcy, the debt has been discharged by the bankruptcy court and the borrower has not reaffirmed the debt. The filing of bankruptcy is deemed to be evidence that the borrower is in financial difficulty and the discharge of debt by the bankruptcy court is deemed to be a concession granted to the borrower.

The following table presents loans by class, modified as TDRs, that occurred during the years ended December 31, 2021, 2020 and 2019, respectively (dollars in thousands):

	New TDRs			New TDRs			New TDRs
	For the year ended			For the year ended			For the year ended
	December 31, 2021			December 31, 2020			December 31, 2019
		Pre	Post		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—	—	$—	$—

1-4 Family	—	—	—	—	—	—	N/R	N/R	N/R
Hotels	—	—	—	—	—	—	N/R	N/R	N/R
Multi-family	—	—	—	—	—	—	N/R	N/R	N/R
Non Owner Non- Owner Occupied	—	—	—	—	—	—	N/R	N/R	N/R
Non Owner Owner Occupied	—	—	—	—	—	—	N/R	N/R	N/R
Commercial real estate	—	—	—	—	—	—	—	—	—

Residential real estate	3	425	425	29	2,724	2,720	31	2,531	2,531
Home equity	2	45	45	3	94	94	10	967	967
Consumer	—	—	—	—	—	—	—	—	—
Total	5	$470	$470	32	$2,818	$2,814	41	$3,498	$3,498
N/R = Not reported. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

    The TDRs above increased the allowance for credit losses by less than $0.1 million for each of the years ended December 31, 2021, 2020 and 2019 and resulted in no significant charge-offs during those same time periods.

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

Through December 31, 2021, the Company had granted deferrals of approximately $144 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of December 31, 2021, approximately $2 million of these loans were still deferring, while approximately $142 million have resumed making their normal loan payment. As of December 30, 2021, approximately $4 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

Through December 31, 2021, the Company granted deferrals of approximately $479 million to its commercial customers. These deferral arrangements ranged from one month to six months. As of December 31, 2021, none of these loans were still deferring and all have resumed making their normal loan payment.

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

Risk Rating	Description
Pass Ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
(b) Good	Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles. Loans in this category generally have a low chance of loss to the bank.
(c) Acceptable	Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles. Loans within this category generally have a low risk of loss to the bank.
(d) Pass/watch	Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk. A borrower in this category poses a low to moderate risk of loss to the bank.
Special mention	Loans classified as special mention have a potential weakness(es) that deserves management’s close attention. The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date. A loan rated in this category poses a moderate loss risk to the bank.
Substandard	Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt. Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.
Doubtful	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable. Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2021 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial and industrial
Pass	$87,148	$82,946	$41,908	$27,355	$23,895	$6,755	$65,775	$335,782
Special mention	3	480	17	—	21	—	3,324	3,845
Substandard	319	1,531	1,574	510	395	1,550	678	6,557
Total	$87,470	$84,957	$43,499	$27,865	$24,311	$8,305	$69,777	$346,184

Commercial real estate -
1-4 Family
Pass	$26,425	$16,163	$10,659	$6,208	$4,250	$28,734	$10,877	$103,316
Special mention	—	122	—	—	—	718	—	840
Substandard	—	276	158	—	722	2,561	—	3,717
Total	$26,425	$16,561	$10,817	$6,208	$4,972	$32,013	$10,877	$107,873

Commercial real estate -
Hotels
Pass	$38,197	$16,183	$64,107	$21,222	$41,526	$55,895	$279	$237,409
Special mention	103	—	29,914	—	—	—	—	30,017
Substandard	398	140	15,413	—	5,601	22,337	—	43,889
Total	$38,698	$16,323	$109,434	$21,222	$47,127	$78,232	$279	$311,315

Commercial real estate -
Multi-family
Pass	$20,434	$78,837	$53,033	$2,264	$19,783	$38,918	$540	$213,809
Special mention	—	—	1,802	—	—	—	—	1,802
Substandard	—	—	—	—	—	66	—	66
Total	$20,434	$78,837	$54,835	$2,264	$19,783	$38,984	$540	$215,677

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$144,927	$135,423	$85,296	$99,618	$33,770	$130,342	$2,655	$632,031
Special mention	119	183	186	257	—	138	—	883
Substandard	640	16	1,365	2,134	22	2,727	—	6,904
Total	$145,686	$135,622	$86,847	$102,009	$33,792	$133,207	$2,655	$639,818

Commercial real estate -
Non Residential Owner Occupied
Pass	$46,445	$28,535	$25,647	$22,197	$15,296	$37,806	$2,509	$178,435
Special mention	—	30	2,744	42	319	2,294	—	5,429
Substandard	199	114	2,372	634	6,677	9,503	870	20,369
Total	$46,644	$28,679	$30,763	$22,873	$22,292	$49,603	$3,379	$204,233

Commercial real estate -
Total
Pass	$276,429	$275,141	$238,742	$151,509	$114,626	$291,696	$16,860	$1,365,003
Special mention	222	334	34,647	299	319	3,151	—	38,972
Substandard	1,238	546	19,308	2,769	13,023	37,191	866	74,941
Total	$277,889	$276,021	$292,697	$154,577	$127,968	$332,038	$17,726	$1,478,916

Residential real estate
Performing	$375,465	$326,107	$155,829	$110,551	$87,870	$389,519	$100,815	$1,546,156
Non-performing	—	—	232	29	120	692	1,736	2,809
Total	$375,465	$326,107	$156,061	$110,580	$87,990	$390,211	$102,551	$1,548,965

Home equity
Performing	$9,008	$6,474	$3,582	$2,949	$1,431	$8,176	$90,685	$122,305
Non-performing	—	—	—	—	—	—	40	40
Total	$9,008	$6,474	$3,582	$2,949	$1,431	$8,176	$90,725	$122,345

Consumer
Performing	$13,584	$9,545	$8,313	$4,920	$1,324	$1,624	$1,591	$40,901
Non-performing	—	—	—	—	—	—	—	—
Total	$13,584	$9,545	$8,313	$4,920	$1,324	$1,624	$1,591	$40,901

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2020 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial and industrial
Pass	$123,920	$51,972	$59,152	$30,440	$16,673	$6,942	$75,018	$364,117
Special mention	72	27	13	47	—	433	508	1,100
Substandard	783	1,553	918	589	268	1,733	1,928	7,772
Total	$124,775	$53,552	$60,083	$31,076	$16,941	$9,108	$77,454	$372,989

Commercial real estate -
1-4 Family
Pass	$19,970	$17,540	$8,217	$7,444	$6,158	$33,075	$10,274	$102,678
Special mention	192	—	—	—	159	753	—	1,104
Substandard	119	343	—	863	102	4,603	—	6,030
Total	$20,281	$17,883	$8,217	$8,307	$6,419	$38,431	$10,274	$109,812

Commercial real estate -
Hotels
Pass	$23,886	$95,269	$26,206	$42,593	$21,490	$43,686	$—	$253,130
Substandard	343	15,412	—	6,750	4,465	14,364	—	41,334
Total	$24,229	$110,681	$26,206	$49,343	$25,955	$58,050	$—	$294,464

Commercial real estate -
Multi-family
Pass	$81,127	$56,371	$2,688	$20,730	$23,873	$27,009	$1,363	$213,161
Special mention	—	1,883	551	—	—	—	—	2,434
Substandard	—	—	—	—	—	76	—	76
Total	$81,127	$58,254	$3,239	$20,730	$23,873	$27,085	$1,363	$215,671

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2020	2019	2018	2017	2016	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$155,937	$101,011	$115,524	$51,329	$76,219	$125,349	$8,825	$634,194
Special mention	16	504	592	37	—	147	—	1,296
Substandard	580	1,385	1,159	52	1,187	1,338	160	5,861
Total	$156,533	$102,900	$117,275	$51,418	$77,406	$126,834	$8,985	$641,351

Commercial real estate -
Non Residential Owner Occupied
Pass	$31,443	$26,685	$26,403	$20,582	$20,032	$50,988	$5,098	$181,231
Special mention	234	2,901	53	90	—	2,470	—	5,748
Substandard	117	5,084	696	6,069	3,820	10,557	162	26,505
Total	$31,794	$34,670	$27,152	$26,741	$23,852	$64,015	$5,260	$213,484

Commercial real estate -
Total
Pass	$312,363	$296,876	$179,038	$142,678	$147,772	$280,107	$25,560	$1,384,394
Special mention	442	5,288	1,196	127	159	3,370	—	10,582
Substandard	1,159	22,224	1,855	13,734	9,574	30,938	322	79,806
Total	$313,964	$324,388	$182,089	$156,539	$157,505	$314,415	$25,882	$1,474,782

Residential real estate
Performing	$407,135	$233,709	$176,523	$134,425	$102,828	$416,473	$113,633	$1,584,726
Non-performing	—	—	—	164	41	1,184	1,579	2,968
Total	$407,135	$233,709	$176,523	$134,589	$102,869	$417,657	$115,212	$1,587,694

Home equity
Performing	$9,038	$6,241	$5,375	$2,126	$1,309	$11,573	$100,712	$136,374
Non-performing	—	—	—	—	—	—	95	95
Total	$9,038	$6,241	$5,375	$2,126	$1,309	$11,573	$100,807	$136,469

Consumer
Performing	$15,342	$14,977	$9,229	$3,154	$1,688	$1,422	$1,876	$47,688
Non-performing	—	—	—	—	—	—	—	—
Total	$15,342	$14,977	$9,229	$3,154	$1,688	$1,422	$1,876	$47,688

NOTE SIX – PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation is summarized as follows (in thousands):

	Estimated Useful Life	2021	2020

Land		$34,338	$34,185
Buildings and improvements	10 to 30 yrs.	98,145	97,091
Equipment	3 to 7 yrs.	45,518	46,307
		178,001	177,583
Less: accumulated depreciation		(103,930)	(100,658)
		$74,071	$76,925

The depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $5.8 million, $5.8 million, and $5.0 million, respectively.

NOTE SEVEN – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual assessment of the carrying value of goodwill during 2021 and concluded that its carrying value was not impaired. The Company's reporting unit had positive equity and a qualitative assessment was completed, indicating that it was not more likely than not that goodwill was impaired. The Company's goodwill balance at both December 31, 2021 and December 31, 2020 was $108.9 million.

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

	2021	2020

Gross carrying amount	$21,190	$21,190
Accumulated amortization	(13,011)	(11,539)
	$8,179	$9,651

Beginning balance	$9,651	$11,300
Amortization expense	(1,472)	(1,649)
Ending balance	$8,179	$9,651

The core deposit intangibles are being amortized over 10 years. The estimated amortization expense for core deposit intangible assets for each of the next five years is as follows (in thousands):

2022	$1,386
2023	1,220
2024	1,209
2025	1,185
2026	1,090
Thereafter	2,089
$8,179

NOTE EIGHT – SCHEDULED MATURITIES OF TIME DEPOSITS

Scheduled maturities of the Company's time deposits outstanding at December 31, 2021 are summarized as follows (in thousands):

2022	$871,793
2023	125,695
2024	33,095
2025	25,011
2026	12,994
Over five years	327
$1,068,915

The Company's time deposits that meet or exceed the FDIC insurance limit of $250,000 were $352.8 million and $439.1 million at December 31, 2021 and 2020, respectively.

NOTE NINE – SHORT-TERM DEBT

    A summary of the Company's short-term borrowings is as follows (dollars in thousands):

	2021	2020	2019

Balance at end of year:
Securities sold under agreements to repurchase	$312,458	$295,956	$211,255

Avg. outstanding during the year:
Federal Home Loan Bank advances	N/A	$151	$10,752
Securities sold under agreements to repurchase	$298,413	253,289	200,697
Federal Funds purchased	—	16	3

Max. outstanding at any month end:
Federal Home Loan Bank advances	N/A	$9,900	$154,000
Securities sold under agreements to repurchase	$330,577	295,956	226,603

Weighted-average interest rate:
During the year:
Federal Home Loan Bank advances	N/A	0.85%	2.72%
Securities sold under agreements to repurchase	0.16%	0.39	1.59
Federal Funds purchased	1.46	0.83	2.84
End of the year:
Federal Home Loan Bank advances	N/A	0.41%	1.85%
Securities sold under agreements to repurchase	0.16%	0.34	1.51

Through City National, the Company has approximately 33,600 shares of Federal Home Loan Bank ("FHLB") stock at par value as of December 31, 2021. Purchases of FHLB stock are required based on City National’s maximum borrowing capacity with the FHLB.  Additionally, FHLB stock entitles the Company to dividends declared by the FHLB and provides an additional source of short-term and long-term funding in the form of collateralized advances. Financing obtained from the FHLB is based, in part, on the amount of qualifying collateral available, specifically 1-4 family residential mortgages, other residential mortgages, and commercial real estate and other non-residential mortgage loans. Collateral pledged to the FHLB included approximately $1.6 billion at December 31, 2021 and $2.2 billion at December 31, 2020 in investment securities and 1-4 family residential property loans. City National had an additional $2.1 billion and $2.0 billion available from unused portions of lines of credit with the FHLB and other financial institutions at December 31, 2021 and 2020, respectively.

    Securities sold under agreements to repurchase include interests in government agency and municipal securities. These agreements mature daily at par.

NOTE TEN – DERIVATIVE INSTRUMENTS

As of December 31, 2021 and 2020, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

    The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	December 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$532,136	$20,614	$647,613	$52,364
Loan interest rate swap - liabilities	138,138	3,560	37,721	562

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	147,644	3,867	37,721	562
Loan interest rate swap - liabilities	535,577	20,679	661,866	52,607

    The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Year Ended December 31,
	2021	2020	2019
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other (expense) income - derivative assets	$(26,483)	$27,240	$4,342
Other income (expense) - derivative liabilities	26,483	(27,240)	(4,342)
Other income (expense) - derivative liabilities	487	206	165

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

    Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has posted collateral with a value of $34.8 million as of December 31, 2021.

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $145.3 million and $149.8 million at December

31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes. The fair value of these hedges was $4.5 million and $0.2 million at December 31, 2021 and December 31, 2020, respectively, and was included within Other Assets in the Consolidated Balance Sheets. The cumulative fair value adjustment to investment securities available for sale, at fair value, was $(4.7) million.

NOTE ELEVEN – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2021	2020
Allowance for credit losses	$4,395	$5,883
Deferred compensation payable	3,538	3,165
Underfunded pension liability	1,112	1,784
Accrued expenses	1,693	2,218
Other	4,876	4,543
Total Deferred Tax Assets	15,614	17,593

Unrealized securities gains	5,680	11,637
Other	9,871	9,158
Total Deferred Tax Liabilities	15,551	20,795
Net Deferred Tax Assets/(Liabilities)	$63	$(3,202)

    No material valuation allowances for deferred tax assets were recorded at December 31, 2021 or 2020 as the Company believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

Significant components of the provision for income taxes are as follows (in thousands):

	2021	2020	2019
Current:
Federal	$17,248	$16,599	$16,636
State	3,681	2,478	2,560
Total current tax expense	20,929	19,077	19,196

Total deferred tax expense	2,185	2,640	4,939
Income tax expense	$23,114	$21,717	$24,135

    A reconciliation of the significant differences between the federal statutory income tax rate and the Company’s effective income tax rate is as follows (in thousands):

	2021	2020	2019

Computed federal taxes at statutory rate	$23,351	$23,376	$23,832
State income taxes, net of federal tax benefit	3,124	2,070	2,376
Tax effects of:
Tax-exempt interest income	(1,177)	(944)	(733)
Bank-owned life insurance	(818)	(929)	(791)
Income tax credits	(1,449)	(1,113)	(889)
Other items, net	83	(743)	340
Income tax expense	$23,114	$21,717	$24,135

Effective tax rate	20.8%	19.5%	21.3%

The entire amount of the Company’s unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate.   The Company anticipates that it will release $0.6 million over the next 12 months.  A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2021	2020

Beginning balance	$2,089	$1,807
Additions for current year tax positions	368	413
Additions for prior year tax positions	—	434
Decreases for prior year tax positions	(45)	—
Decreases related to lapse of applicable statute of limitation	(566)	(565)
Ending balance	$1,846	$2,089

Interest and penalties on income tax uncertainties are included in income tax expense.  During 2021, 2020 and 2019, the provision related to interest and penalties was approximately $0.1 million, $0.2 million and $0.6 million, respectively. The balance of accrued interest and penalties at December 31, 2021 and 2020 was $1.0 million and $0.9 million, respectively.

    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2018 and forward.

NOTE TWELVE – EMPLOYEE BENEFIT PLANS

Pursuant to the terms of the City Holding Company 2013 Incentive Plan (the "2013 Plan"), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights ("SARs"), or stock awards (collectively, the "awards") to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued under the 2013 Plan, subject to certain limitations.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of the awards granted, including the number of shares, vesting periods, exercise prices (for stock options) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the stock option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.  Upon a change-in-control of the Company, as defined in the 2013 Plan, all outstanding awards shall immediately vest. As of December 31, 2021, approximately 362,000 shares were still available to be issued under the 2013 Plan.

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	2021		2020		2019
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	41,330	$53.64	46,251	$52.74	57,972	$51.15
Granted	—	—	—	—	—	—
Exercised	(14,603)	47.43	(4,921)	45.17	(11,721)	44.87
Forfeited	—	—	—	—	—	—
Outstanding at December 31	26,727	$57.04	41,330	$53.64	46,251	$52.74

Exercisable at end of year	20,848	$54.42	21,459	$50.45	8,063	$44.48

Nonvested at beginning of year	19,871	56.97	38,188	54.42	55,275	51.40
Granted during the year	—	—	—	—	—	—
Vested during the year	(13,992)	53.22	(18,317)	51.66	(17,087)	44.65
Forfeited during the year	—	—	—	—	—	—
Nonvested at end of year	5,879	$66.32	19,871	$56.97	38,188	$54.42

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	For the year ended December 31,
	2021	2020	2019
Proceeds from stock option exercises	$691	$223	$526
Intrinsic value of stock options exercised	474	93	368

Stock-based compensation expense associated with stock options	$22	$60	$119
Income tax benefit recognized related to stock-based compensation	2	5	12

At period-end:	2021
Unrecognized stock-based compensation expense	$2
Weighted average period in which the above amount is expected to be recognized	0.2	years

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During 2021, 2020 and 2019, all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2021, the criteria were probable of being met.

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

Restricted shares are generally forfeited if officers and employees terminate employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and generally have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For the restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2021, the criteria were probable of being met.

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

A summary of the Company’s restricted shares activity and related information is presented below:

	2021		2020		2019
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	158,554		148,083		149,692
Granted	34,762	$76.38	44,696	$69.28	44,598	$77.78
Forfeited/Vested	(46,561)		(34,225)		(46,207)
Outstanding at December 31	146,755		158,554		148,083

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	For the year ended December 31,
	2021	2020	2019
Stock-based compensation expense associated with restricted shares, RSUs and PSUs	$2,949	$2,836	$2,022

At period-end:	2021
Unrecognized stock-based compensation expense	$4,947
Weighted average period in which the above amount is expected to be recognized	2.9	years

401(k) Plan

The Company provides retirement benefits to its employees through matching contributions to the City Holding Company 401(k) Plan and Trust (the "401(k) Plan"), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Information regarding the Company’s 401(k) plan is provided in the following table (dollars in thousands):

	For the year ended December 31,
	2021	2020	2019
Expense associated with the Company's 401(k) Plan	$1,075	$1,061	$1,023

At period-end:
Number of shares of the Company's common stock held by the 401(k) Plan	178,936	198,300	203,989

Defined Benefit Plan
    The Company maintains a defined benefit pension plan (the "Defined Benefit Plan"), which was inherited from the Company's acquisition of the plan sponsor (Horizon Bancorp, Inc.). The Horizon Defined Benefit Plan was frozen in 1999 and maintains a December 31st year-end for purposes of computing its benefit obligations.

Primarily as a result of the interest rate environment and mortality table revisions, the estimated fair value of plan assets exceeded the benefit obligation at December 31, 2021 and at December 31, 2020 the benefit obligation exceeded the estimated fair value of plan assets. The following table summarizes activity within the Company's Defined Benefit Plan (dollars in thousands):

	Pension Benefits
	2021	2020
Change in fair value of plan assets:
Fair value at beginning of measurement period	$12,629	$11,884
Actual gain on plan assets	2,165	1,324
Contributions	1,000	450
Benefits paid	(1,090)	(1,029)
Fair value at end of measurement period	14,704	12,629

Change in benefit obligation:
Benefit obligation at beginning of measurement period	(15,499)	(15,219)
Interest cost	(331)	(448)
Actuarial (loss) gain	(174)	83
Assumption changes	619	(944)
Benefits paid	1,090	1,029
Benefit obligation at end of measurement period	(14,295)	(15,499)

Funded status	$409	$(2,870)

Weighted-average assumptions for benefit obligation:
Discount rate	2.63%	2.21%
Expected long-term rate of return	6.75%	6.75%

Weighted-average assumptions for net periodic pension cost:
Discount rate	2.21%	3.05%
Expected long-term rate of return	6.75%	6.75%

    Based on the funding status of the Horizon Defined Benefit Plan, no contributions were required during the years ended December 31, 2021 and 2020. However, the Company made voluntary contributions in both years.

The following table presents the components of the net periodic pension cost of the Company's Defined Benefit Plan, which is recognized in Other Expenses in the Consolidated Statements of Income (in thousands). Since the Company's Defined Benefit Plan is frozen, there is no service cost component.

	2021	2020	2019

Interest cost	$331	$448	$561
Expected return on plan assets	(884)	(814)	(856)
Net amortization and deferral	1,122	1,089	917
Net Periodic Pension Cost	$569	$723	$622

    Amounts related to the Company's Defined Benefit Pension Plan recognized as a component of other comprehensive income were as follows (in thousands):

	2021	2020	2019
Net actuarial gain (loss)	$2,848	$737	$(530)
Deferred tax (expense) benefit	(672)	(128)	131
Other comprehensive income (loss), net of tax	$2,176	$609	$(399)

    Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Net actuarial loss	$4,598	$7,445
Deferred tax benefit	(1,113)	(1,784)
Amounts included in accumulated other comprehensive income (loss), net of tax	$3,485	$5,661

The following table summarizes the expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Plan Year Ending December 31,	Expected Benefits to be Paid

2022	$985
2023	988
2024	983
2025	988
2026	972
2027 through 2030	4,527

The major categories of assets in the Company’s Defined Benefit Plan as of year-end are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (See Note Seventeen).

	Total	Level 1	Level 2	Level 3
2021
Cash and cash equivalents	$39	$39	$—	$—
Common stocks	11,835	11,835	—	—
Corporate bonds	2,830	—	2,830	—
Total	$14,704	$11,874	$2,830	$—

2020
Cash and cash equivalents	$146	$146	$—	$—
U.S. government agencies	100	—	100
Common stocks	10,101	10,101	—	—
Corporate bonds	2,282	—	2,282	—
Total	$12,629	$10,247	$2,382	$—

Horizon Defined Benefit Plan (Investment Strategy)

The Company's pension committee has revised the plan's investment strategy and set a target allocation of 75% equity securities and 25% fixed income securities. The assets will be reallocated periodically to meet the above target allocations. A range is developed around each of these target allocations such that at any given time the actual allocation may be higher or lower than stated above (+ or - 10%). The overall investment return goal is to achieve a rate of return greater than a blended index of the S&P 500 and the Barclay's Capital Aggregate Bond Index, which is tailored to the same asset mix of the retirement plans assets, by 1/2 or 1% annualized after fees over a rolling five year moving average basis. At December 31, 2021, the plan assets were invested in equity securities (81%) and fixed income securities (19%), which are in the allowable allocation range under the policy.

Pentegra Defined Benefit Plan

The Company and its subsidiary participate in the Pentegra Defined Benefit Plan for Financial Institutions ("The Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded statuses below are as of July 1, 2021 (the latest available valuation report). It is the policy of the Company to fund the normal cost of the Pentegra DB Plan on an annual basis.  Other than for normal plan expenses, no contributions were required for the years ended December 31, 2021, 2020 and 2019.  The benefits of the original Pentegra Defined Benefit Plan were frozen prior to the acquisition of Classic Bancshares ("Classic") in 2005, and the benefits of the Poage Pentegra Defined Benefit Plan were frozen prior to the acquisition of Poage in 2018. It is the intention of the Company to fund benefit amounts when assets of the plan are not sufficient.

Pentegra DB Plan's Employer Identification Number	13-5645888
Plan Number	333

Funded status for plan inherited with Classic acquisition	97.97%
Funded status for plan inherited with Poage acquisition	97.98%

Employment Contracts

The Company has entered into employment contracts with certain of its current executive officers. The employment contracts provide for, among other things, the payment of termination compensation in the event an executive officer either voluntarily or involuntarily terminates his employment with the Company for other than "Just Cause" as defined in the applicable employment contract. Certain of the employment contracts provide for a termination benefit that became fully vested in 2005 and is payable if and when the executive officer terminates his employment with the Company. The termination benefit grows each year at an amount equal to the one-year constant maturity treasury rate and cannot be forfeited except where the executive officer personally profits from willful fraudulent activity that materially and adversely affects the Company. The costs of this vested termination benefit have been fully accrued and expensed by the Company as of December 31, 2021. The liability was $1.9 million and $2.2 million at December 31, 2021 and 2020, respectively. During 2021, the payment of termination benefits for a former executive officer commenced.

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

	For the year ended December 31
	2021	2020	2019
Cost of other post-retirement benefits	$277	$278	$304

At period-end:
Other post-retirement benefit liability (included in Other Liabilities)	5,995	6,093	6,570
Cash surrender value of insurance policies (included in Other Assets)	5,071	5,916	6,544

NOTE THIRTEEN – RELATED PARTY TRANSACTIONS

City National has granted loans to certain non-executive officers and directors of the Company and its subsidiaries, and to their associates.

		Principal	Principal
	December 31, 2020	Additions	Reductions	December 31, 2021
Related Party Loans	$19,467	$329	$(2,727)	$17,069
Unfunded commitments	$12,819			$6,109

NOTE FOURTEEN – COMMITMENTS AND CONTINGENCIES

COVID-19

The ongoing COVID-19 pandemic continues to create extensive disruptions to the global economy and to the lives of individuals throughout the world. Business and consumer customers of the Company are experiencing varying degrees of financial distress as a result of the unprecedented uncertainty, volatility and disruption in the financial markets and in governmental, commercial and consumer activity caused by the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects the Company's business, operations and financial condition, as well as its regulatory capital and liquidity ratios, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the scale of distribution and public acceptance of vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19 and the rise of any variants or new strains of the COVID-19 virus. The adverse impact on the markets in which the Company operates and on its business, operations and financial condition is expected to remain elevated until the pandemic subsides. This could have a material adverse impact on the Company in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, human capital and self-insurance, as well as financial statement related risk associated with critical accounting estimates such as the allowance for credit losses or valuation impairments on the Company's goodwill, intangible assets and deferred taxes. Even after the COVID-19 pandemic subsides, it will likely take time for the U.S. economy to recover, and the length of the recovery period is unknown. The Company's business could be materially and adversely affected during any such recovery period.

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	December 31, 2021	December 31, 2020

Commitments to extend credit:
Home equity lines	$221,119	$215,619
Commercial real estate	50,760	65,828
Other commitments	242,250	245,647
Standby letters of credit	6,023	6,460
Commercial letters of credit	173	610

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

NOTE FIFTEEN – PREFERRED STOCK

 The Company’s Board of Directors has the authority to issue preferred stock, and to determine the designation, preferences, rights, dividends and all other attributes of such preferred stock, without any vote or action by the shareholders.  As of December 31, 2021, no such shares were outstanding, nor were any expected to be issued.

NOTE SIXTEEN – REGULATORY REQUIREMENTS, RESTRICTIONS ON DIVIDENDS AND CAPITAL RATIOS

    The principal source of income and cash for City Holding (the "Parent Company") is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels.  At December 31, 2021, City National could pay dividends up to $76.9 million without prior regulatory permission.

    During 2021, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. As of December 31, 2021, the Parent Company reported a cash balance of approximately $26.9 million.  Management believes that the Parent Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2022.

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

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2021	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$555,532	16.1%	$241,772	7.0%	$224,503	6.5%
City National Bank	492,721	14.4%	240,392	7.0%	223,221	6.5%
Tier 1 Capital
City Holding Company	555,532	16.1%	293,581	8.5%	276,311	8.0%
City National Bank	492,721	14.4%	291,905	8.5%	274,734	8.0%
Total Capital
City Holding Company	570,336	16.5%	362,659	10.5%	345,389	10.0%
City National Bank	507,526	14.8%	360,588	10.5%	343,418	10.0%
Tier 1 Leverage Ratio
City Holding Company	555,532	9.4%	235,403	4.0%	294,254	5.0%
City National Bank	492,721	8.5%	233,342	4.0%	291,678	5.0%

December 31, 2020:	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$557,641	16.2%	$241,221	7.0%	$223,991	6.5%
City National Bank	482,754	14.1%	239,569	7.0%	222,457	6.5%
Tier 1 Capital
City Holding Company	557,641	16.2%	292,911	8.5%	275,681	8.0%
City National Bank	482,754	14.1%	290,906	8.5%	273,793	8.0%
Total Capital
City Holding Company	577,292	16.8%	361,831	10.5%	344,601	10.0%
City National Bank	502,405	14.7%	359,354	10.5%	342,242	10.0%
Tier 1 Leverage Ratio
City Holding Company	557,641	10.2%	218,163	4.0%	272,704	5.0%
City National Bank	482,754	9.0%	215,277	4.0%	269,097	5.0%

    As of December 31, 2021, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized." City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above. As of December 31, 2021, management believes that City Holding and City National meet all capital adequacy requirements.

NOTE SEVENTEEN –FAIR VALUE MEASUREMENTS

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at December 31, 2021.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2021
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$272,216	$—	$272,216	$—
Mortgage-backed securities:
U.S. Government agencies	1,094,311	—	1,094,311	—
Private label	9,108	—	5,647	3,461
Trust preferred securities	4,203	—	4,203	—
Corporate securities	28,327	—	28,327	—
Marketable equity securities	9,211	4,134	5,077	—
Certificates of deposit held for investment	996	—	996	—
Derivative assets	29,029	—	29,029	—

Financial Liabilities
Derivative liabilities	24,283	—	24,283	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$—	$—	$—	$—	$(478)
Non-Financial Assets
Other real estate owned	1,319	—	—	1,319	(2)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2020
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$277,811	$—	$277,811	$—
Mortgage-backed securities:
U.S. Government agencies	850,384	—	850,384	—
Private label	10,892	—	6,061	4,831
Trust preferred securities	4,100	—	4,100	—
Corporate securities	33,610	—	29,606	4,004
Marketable equity securities	11,839	6,800	5,039	—
Certificates of deposit held for investment	1,992	—	1,992	—
Derivative assets	53,166	—	53,166	—

Financial Liabilities
Derivative liabilities	53,288	—	53,288	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$4,101	$—	$—	$4,101	$(1,118)
Non-Financial Assets
Other real estate owned	1,650	—	—	1,650	(292)

    The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral. During the years ended December 31, 2021 and 2020, collateral discounts ranged from 10% to 30%. During the years ended December 31, 2021 and 2020, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

Non-Financial Assets and Liabilities

The Company has no non-financial assets or liabilities measured at fair value on a recurring basis.  Certain non-financial assets measured at fair value on a non-recurring basis include other real estate owned ("OREO"), which is measured at the lower of cost or fair value.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Cash and cash equivalents	$634,631	$634,631	$634,631	$—	$—
Securities available-for-sale	1,408,165	1,408,165	—	1,404,704	3,461
Marketable equity securities	9,211	9,211	4,134	5,077	—
Net loans	3,525,648	3,456,539	—	—	3,456,539
Accrued interest receivable	15,627	15,627	15,627	—	—
Derivative assets	29,029	29,029	—	29,029	—

Liabilities:
Deposits	4,925,336	4,926,724	3,856,421	1,070,303	—
Short-term debt	312,458	312,458	—	312,458	—
Accrued interest payable	600	600	600	—	—
Derivative liabilities	24,283	24,283	—	24,283	—

December 31, 2020
Assets:
Cash and cash equivalents	$528,659	$528,659	$528,659	$—	$—
Securities available-for-sale	1,176,797	1,176,797	—	1,167,962	8,835
Marketable equity securities	11,839	11,839	6,800	5,039	—
Net loans	3,597,570	3,578,013	—	—	3,578,013
Accrued interest receivable	15,793	15,793	15,793	—	—
Derivative assets	53,166	53,166	—	53,166	—

Liabilities:
Deposits	4,652,216	4,665,905	3,392,194	1,273,711	—
Short-term debt	295,956	295,956	—	295,956	—
Accrued interest payable	1,586	1,586	1,586	—	—
Derivative liabilities	53,288	53,288	—	53,288	—

NOTE EIGHTEEN – CITY HOLDING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

    The following table presents the condensed balance sheets of City Holding Company, parent company only (in thousands):

	December 31
	2021	2020

Assets
Cash	$26,884	$22,335
Securities available-for-sale	2,644	5,267
Investment in subsidiaries	659,945	681,744
Loans	479	624
Fixed assets	9	15
Other assets	849	932
Total Assets	$690,810	$710,917

Liabilities
Dividends payable	$9,249	$9,145
Deferred tax liability	104	298
Other liabilities	352	368
Total Liabilities	9,705	9,811

Total Shareholders’ Equity	681,105	701,106
Total Liabilities and Shareholders’ Equity	$690,810	$710,917

On January 29, 2020, the Board of Directors of the Company authorized repayment of its Subordinated Debentures assumed by the Company as part of its acquisition of Poage at a price of 100% of the principal amount. Town Square Statutory Trust I repaid its Capital Securities on March 16, 2020.

Condensed Statements of Comprehensive Income

    The following table presents the condensed statements of comprehensive income of City Holding Company, parent company only (in thousands):

	Year Ended December 31
	2021	2020	2019

Income
Dividends from subsidiaries	$96,000	$74,300	$58,000
Realized and unrealized investment securities gains (losses)	820	(1,018)	425
Other income	191	183	151
	97,011	73,465	58,576
Expenses
Interest expense	—	100	182
Other expenses	1,610	1,810	1,794
	1,610	1,910	1,976
Income Before Income Tax Benefit and (Excess Dividends) Equity in Undistributed Net Income of Subsidiaries	95,401	71,555	56,600
Income tax benefit	(264)	(760)	(455)
Income Before (Excess Dividends) Equity in Undistributed Net Income of Subsidiaries	95,665	72,315	57,055
(Excess dividends) Equity in undistributed net income of subsidiaries	(7,585)	17,280	32,297
Net Income	$88,080	$89,595	$89,352

Total Comprehensive Income	$71,107	$114,988	$109,674

Condensed Statements of Cash Flows

    The following table presents the condensed statements of cash flows of City Holding Company, parent company only (in thousands):

	Year Ended December 31
	2021	2020	2019
Operating Activities
Net income	$88,080	$89,595	$89,352
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized and realized investment securities (gains) losses	(820)	1,018	(425)
(Benefit) provision for deferred income taxes	(194)	(255)	173
Depreciation, amortization and accretion, net	—	1	3
Stock based compensation	3,121	3,253	2,516
Change in other assets	89	(284)	2,696
Change in other liabilities	(2,775)	(2,936)	(2,060)
Excess dividends of subsidiaries (equity in undistributed net income)	7,585	(17,280)	(32,297)
Net Cash Provided by Operating Activities	95,086	73,112	59,958

Investing Activities
Proceeds from sales of available for sale securities	3,443	—	6
Net decrease in loans	145	39	38
Net Cash Provided by Investing Activities	3,588	39	44

Financing Activities
Repayment of long-term debt	—	(4,056)	—
Dividends paid	(36,138)	(36,673)	(35,547)
Purchases of treasury stock	(58,678)	(36,481)	(19,431)
Exercise of stock options	691	223	526
Net Cash Used in Financing Activities	(94,125)	(76,987)	(54,452)
Increase (Decrease) in Cash and Cash Equivalents	4,549	(3,836)	5,550
Cash and cash equivalents at beginning of year	22,335	26,171	20,621
Cash and Cash Equivalents at End of Year	$26,884	$22,335	$26,171

NOTE NINETEEN – SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information (unaudited) is presented below (in thousands, except for per share data):

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter

2021
Interest income	$40,937		$40,499	$41,558	$42,473
Taxable equivalent adjustment	331		343	334	325
Interest income (FTE)	41,268		40,842	41,892	42,798
Interest expense	3,397		2,585	2,070	1,842
Net interest income	37,871		38,257	39,822	40,956
Recovery of credit losses	(440)		(2,000)	(725)	—
Non-interest income	16,630		17,448	17,947	17,616
Non-interest expense	29,809		29,574	29,178	28,624
Income before income tax expense	25,132		28,131	29,316	29,948
Income tax expense	4,987		5,640	6,250	6,237
Taxable equivalent adjustment	(331)		(343)	(334)	(325)
Net income available to common shareholders	$19,814		$22,148	$22,732	$23,386

Net earnings allocated to common shareholders	$19,635		$21,942	$22,499	$23,161

Basic earnings per common share	$1.25		$1.41	$1.47	$1.54
Diluted earnings per common share	1.25		1.41	1.47	1.54
Average common shares outstanding:
Basic	15,656		15,573	15,279	15,026
Diluted	15,687		15,594	15,302	15,056

2020
Interest income	$48,217		$44,312	$43,231	$42,499
Taxable equivalent adjustment	188		217	301	333
Interest income (FTE)	48,405		44,529	43,532	42,832
Interest expense	7,801		6,242	5,254	4,318
Net interest income	40,604		38,287	38,278	38,514
Provision for credit losses	7,972		1,250	1,026	474
Non-interest income	33,343	*	14,631	16,985	17,721
Non-interest expense	29,469		28,468	28,712	28,641
Income before income tax expense	36,506		23,200	25,525	27,120
Income tax expense	7,322		4,732	5,098	4,565
Taxable equivalent adjustment	(188)		(217)	(301)	(333)
Net income available to common shareholders	$28,996		$18,251	$20,126	$22,222

Net earnings allocated to common shareholders	$28,736		$18,051	$19,929	$21,992

Basic earnings per common share	$1.79		$1.12	$1.25	$1.40
Diluted earnings per common share	1.78		1.12	1.25	1.40
Average common shares outstanding:
Basic	16,080		16,081	15,950	15,708
Diluted	16,101		16,097	15,970	15,733
*During the first quarter of 2020, the Company sold the entirety of its Visa Inc. Class B common shares in a cash transaction which resulted in a pre-tax gain of $17.8 million, or $0.84 diluted per share on an after-tax basis.

NOTE TWENTY – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Year Ended December 31,
	2021	2020	2019

Net income available to common shareholders	$88,080	$89,595	$89,352
Less: earnings allocated to participating securities	(843)	(887)	(806)
Net earnings allocated to common shareholders	$87,237	$88,708	$88,546

Distributed earnings allocated to common shares outstanding	$34,901	$35,745	$35,542
Undistributed earnings allocated to common shares outstanding	52,336	52,963	53,004
Net earnings allocated to common shareholders	$87,237	$88,708	$88,546

Average shares outstanding, basic	15,381	15,975	16,314
Effect of dilutive securities	26	20	19
Average shares outstanding, diluted	15,407	15,995	16,333

Basic earnings per share	$5.67	$5.55	$5.43
Diluted earnings per share	$5.66	$5.55	$5.42

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. Anti-dilutive options were not significant for any of the periods shown above.

NOTE TWENTY-ONE – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity in accumulated other comprehensive income (loss) is presented in the tables below (in thousands). The activity is shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 24% for 2021 and 2020.

	Accumulated Other Comprehensive Income (Loss)
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2019	$(6,270)	$12,110	$5,840

Other comprehensive income before reclassifications	609	23,643	24,252
Amounts reclassified from other comprehensive income	—	(47)	(47)
Reclassification of unrealized gains on held-to-maturity securities to available-for-sale	—	1,188	1,188
	609	24,784	25,393

Balance at December 31, 2020	$(5,661)	$36,894	$31,233

Other comprehensive income (loss) before reclassifications	2,176	(18,912)	(16,736)
Amounts reclassified from other comprehensive income (loss)	—	(237)	(237)
	2,176	(19,149)	(16,973)

Balance at December 31, 2021	$(3,485)	$17,745	$14,260

	Amounts reclassified from Other Comprehensive Income (Loss)			Affected line item
	December 31,			in the Consolidated
	2021	2020	2019	Statements of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(312)	$(62)	$(69)	Net gains on sale of investment securities
Related income tax expense	75	15	15	Income tax expense
Net effect on accumulated other comprehensive income (loss)	$(237)	$(47)	$(54)

NOTE TWENTY-TWO – CONTRACTS WITH CUSTOMERS

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

    The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue
	Recognition	2021	2020	2019
Major revenue streams
Service charges	At a point in time and over time	$25,539	$25,733	$31,515
Bankcard revenue	At a point in time	26,987	23,059	21,093
Trust and investment management fee income	Over time	8,415	7,736	7,159
Other income	At a point in time and over time	3,989	4,692	4,000
Net revenue from contracts with customers		64,930	61,220	63,767
Non-interest income within the scope of other GAAP topics		4,711	21,460	4,723
Total non-interest income		$69,641	$82,680	$68,490

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

(a)Management’s annual report on internal control over financial reporting appears on page 52 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2021.
(b)The attestation report of the Company's independent registered public accounting firm appears on page 53 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2021.
(c)The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2021, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Report of Management's Assessment of Internal Control Over Financial Reporting and the Report of Crowe LLP, Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned "Executive Officers of the Registrant" in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions "ELECTION OF DIRECTORS", "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS", "REPORT OF THE AUDIT COMMITTEE", and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's 2022 Proxy Statement, which will be filed no later than 120 days after December 31, 2021, and is hereby incorporated by reference.

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

Item 11. Executive Compensation

Certain information regarding securities authorized for issuance under equity compensation plans is included in the section captioned "STOCK-BASED COMPENSATION PLAN" in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by Item 11 of Form 10-K appears under the captions "COMPENSATION OF DIRECTORS", "COMPENSATION DISCUSSION AND ANALYSIS", "EQUITY HOLDINGS", "POST-EMPLOYMENT PAYMENTS", "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "PAY RATIO DISCLOSURE" in the Company's 2022 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2022 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2021, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Twelve of Notes to Consolidated Financial Statements.

Plan Category	Number of Stock Options to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	26,727	$57.04	362,271
Plans not approved by shareholders	—	—	—
Total	26,727	$57.04	362,271

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS" in the Company's 2022 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2022 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements (PCAOB ID: 173). Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	(3)	Exhibits. The exhibits listed in the "Exhibit Index" beginning on page 115 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.
(b)	See (a) (3) above.
(c)	See (a) (1) and (2) above.

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

3(a)
Amended and Restated Articles of Incorporation of City Holding Company (attached to, and incorporated by reference from City Holding Company's Form 10-Q Quarterly Report for the quarter ending September 30, 2021, filed November 4, 2021 with the Securities Exchange Commission).

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

10(f)
Form of Change in Control and Termination Agreement, dated June 28, 2004, by and between City Holding Company and John A. DeRito (attached to, and incorporated by reference from, City Holding Company’s Form 10-K Annual Report for the year ended December 31, 2005, filed March 7, 2006 with the Securities and Exchange Commission).

10(g)
Amendment to Employment Agreement, dated December 19, 2011, by and among City Holding Company, City National Bank of West Virginia and Charles R. Hageboeck (attached to and incorporated by reference from City Holding Company’s Form 8-K filed on December 21, 2011, with the Securities and Exchange Commission).

10(h)
Form of Change of Control Agreement, dated February 6, 2006, by and between City Holding Company and Jeffrey D. Legge (attached to and incorporated by reference from City Holding Company's Form 10K, Annual Report for the period ended December 31, 2013 filed March 7, 2014 with the Securities and Exchange Commission).

10(i)
Indenture, dated as of December 22, 2006, between Town Square Financial Corporation and Wilmington Trust Company, as Trustee (attached to and incorporated by reference from City Holding Company's Form 10K, Annual Report for the period ended December 31, 2018 and filed March 11, 2019 with the Securities and Exchange Commission).

10(j)
Second Supplemental Indenture, dated as of December 7, 2018, by and between City Holding Company, Poage Bankshares, Inc. and Wilmington Trust Company, as Trustee (attached to and incorporated by reference from City Holding Company's Form 10K, Annual Report for the period ended December 31, 2018 and filed March 11, 2019 with the Securities and Exchange Commission).

10(k)	Form of Employment Agreement, dated as of April 1, 2005, by and between City Holding Company and Michael T. (Tim) Quinlan, Jr.
21	Subsidiaries of City Holding Company
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on the signature page hereof)
31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner
101	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101).

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

Date:	February 24, 2022		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Executive Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2022. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints C. Dallas Kayser, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ C. Dallas Kayser	/s/ Charles R. Hageboeck, Ph.D.
C. Dallas Kayser	Charles R. Hageboeck, Ph.D.
Chairman	Director, President, and Chief Executive Officer

/s/ Thomas L. Burnette	/s/ Tracy W. Hylton, II
Thomas L. Burnette	Tracy W. Hylton, II
Director	Director

/s/ Gregory A. Burton	/s/ J. Thomas Jones
Gregory A. Burton	J. Thomas Jones
Director	Director

/s/ Charles W. Fairchilds	/s/ James L. Rossi
Charles W. Fairchilds	James L. Rossi
Director	Director

/s/ William H. File, III	/s/ Sharon H. Rowe
William H. File, III	Sharon H. Rowe
Director	Director

/s/ Robert D. Fisher	/s/ Diane Strong-Treister
Robert D. Fisher	Diane Strong-Treister
Director	Director

/s/ Javier A. Reyes, Ph.D.
Javier A. Reyes
Director