Form 10-Q
period 2022-03-31
CITY HOLDING CO
filed 2022-05-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 14,964,264 shares of common stock as of May 2, 2022.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) the uncertainties on the Company’s business, results of operations and financial condition, caused by the COVID-19 pandemic, which will depend on several factors, including the scope and duration of the pandemic, its continued influence on financial markets, the effectiveness of the Company’s work from home arrangements and staffing levels in operational facilities, the impact of market participants on which the Company relies and actions taken by governmental authorities and other third parties in response to the pandemic; (3) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (4) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (5) changes in the interest rate environment; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (7) changes in technology and increased competition, including competition from non-bank financial institutions; (8) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (9) difficulty growing loan and deposit balances; (10) our ability to effectively execute our business plan, including with respect to future acquisitions; (11) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (13) regulatory enforcement actions and adverse legal actions; (14) difficulty attracting and retaining key employees; (15) changes in global geopolitical conditions; (16) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$100,877	$101,804
Interest-bearing deposits in depository institutions	497,171	532,827
Cash and Cash Equivalents	598,048	634,631

Investment securities available for sale, at fair value	1,409,513	1,408,165
Other securities	24,785	25,531
Total Investment Securities	1,434,298	1,433,696

Gross loans	3,559,905	3,543,814
Allowance for credit losses	(17,280)	(18,166)
Net Loans	3,542,625	3,525,648

Bank owned life insurance	120,522	120,978
Premises and equipment, net	73,067	74,071
Accrued interest receivable	16,101	15,627
Deferred tax assets, net	18,001	63
Goodwill and other intangible assets, net	116,774	117,121
Other assets	92,331	81,860
Total Assets	$6,011,767	$6,003,695

Liabilities
Deposits:
Noninterest-bearing	$1,357,266	$1,373,125
Interest-bearing:
Demand deposits	1,191,492	1,135,848
Savings deposits	1,425,528	1,347,448
Time deposits	1,024,559	1,068,915
Total Deposits	4,998,845	4,925,336

Short-term borrowings:
Securities sold under agreements to repurchase	288,483	312,458
Other liabilities	92,009	84,796
Total Liabilities	5,379,337	5,322,590

Commitments and contingencies - see Note H

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at March 31, 2022 and December 31, 2021, less 4,002,084 and 3,985,690 shares in treasury, respectively	47,619	47,619
Capital surplus	170,206	170,942
Retained earnings	654,138	641,826
Cost of common stock in treasury	(194,819)	(193,542)
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on securities available-for-sale	(41,229)	17,745
Underfunded pension liability	(3,485)	(3,485)
Total Accumulated Other Comprehensive (Loss) Income	(44,714)	14,260
Total Shareholders’ Equity	632,430	681,105
Total Liabilities and Shareholders’ Equity	$6,011,767	$6,003,695

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2022	2021

Interest and fees on loans	$31,874	$34,324
Interest and dividends on investment securities:
Taxable	6,223	5,242
Tax-exempt	1,216	1,253
Interest on deposits in depository institutions	238	118
Total Interest Income	39,551	40,937

Interest Expense
Interest on deposits	1,521	3,280
Interest on short-term borrowings	114	117
Total Interest Expense	1,635	3,397
Net Interest Income	37,916	37,540
Recovery of credit losses	(756)	(440)
Net Interest Income After Recovery of Credit Losses	38,672	37,980

Non-Interest Income
Gains on sale of investment securities, net	—	283
Unrealized losses recognized on equity securities still held	(723)	(51)
Service charges	6,725	5,881
Bankcard revenue	6,444	6,213
Trust and investment management fee income	2,197	2,033
Bank owned life insurance	2,014	1,460
Other income	791	811
Total Non-Interest Income	17,448	16,630

Non-Interest Expense
Salaries and employee benefits	15,577	15,671
Occupancy related expense	2,709	2,622
Equipment and software related expense	2,769	2,544
FDIC insurance expense	435	405
Advertising	798	881
Bankcard expenses	1,606	1,584
Postage, delivery, and statement mailings	636	592
Office supplies	410	392
Legal and professional fees	527	675
Telecommunications	584	690
Repossessed asset losses, net of expenses	40	79
Other expenses	3,436	3,674
Total Non-Interest Expense	29,527	29,809
Income Before Income Taxes	26,593	24,801
Income tax expense	5,251	4,987
Net Income Available to Common Shareholders	$21,342	$19,814

Average shares outstanding, basic	14,974	15,656
Effect of dilutive securities	28	31
Average shares outstanding, diluted	15,002	15,687

Basic earnings per common share	$1.41	$1.25
Diluted earnings per common share	$1.41	$1.25

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2022	2021

Net income available to common shareholders	$21,342	$19,814

Available-for-Sale Securities
Unrealized losses on available-for-sale securities arising during the period	(77,802)	(20,240)
Reclassification adjustment for gains	—	(283)
Other comprehensive loss before income taxes	(77,802)	(20,523)
Tax effect	18,828	4,918
Other comprehensive loss, net of tax	(58,974)	(15,605)

Comprehensive (Loss) Income, Net of Tax	$(37,632)	$4,209

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2022 and 2021
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$47,619	$171,304	$589,988	$(139,038)	$31,233	$701,106
Net income	—	—	19,814	—	—	19,814
Other comprehensive loss	—	—	—	—	(15,605)	(15,605)
Cash dividends declared ($0.58 per share)	—	—	(9,406)	—	—	(9,406)
Stock-based compensation expense	—	1,153	—	—	—	1,153
Restricted awards granted	—	(464)	—	464	—	—
Exercise of 8,769 stock options	—	(1,467)	—	1,852	—	385
Purchase of 75,110 treasury shares	—	—	—	(5,762)	—	(5,762)
Balance at March 31, 2021	$47,619	$170,526	$600,396	$(142,484)	$15,628	$691,685

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$47,619	$170,942	$641,826	$(193,542)	$14,260	$681,105
Net income	—	—	21,342	—	—	21,342
Other comprehensive loss	—	—	—	—	(58,974)	(58,974)
Cash dividends declared ($0.60 per share)	—	—	(9,030)	—	—	(9,030)
Stock-based compensation expense	—	971	—	—	—	971
Restricted awards granted	—	(1,707)	—	1,707	—	—
Purchase of 38,207 treasury shares	—	—	—	(2,984)	—	(2,984)
Balance at March 31, 2022	$47,619	$170,206	$654,138	$(194,819)	$(44,714)	$632,430

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2022	2021
Net income	$21,342	$19,814
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	3,538	1,990
Recovery of credit losses	(756)	(440)
Depreciation of premises and equipment	1,390	1,440
Deferred income tax expense	880	427
Net periodic employee benefit cost	64	158
Pension contributions	—	(1,000)
Unrealized and realized investment securities losses (gains), net	723	(232)
Stock-compensation expense	971	1,153
Excess tax benefit from stock-compensation expense	(3)	(56)
Increase in value of bank-owned life insurance	(2,014)	(1,460)
Loans held for sale
Loans originated for sale	(15,093)	(4,682)
Proceeds from the sale of loans originated for sale	15,090	4,733
Gain on sale of loans	(128)	(51)
Change in accrued interest receivable	(474)	(438)
Change in other assets	(1,828)	1,318
Change in other liabilities	4,577	(3,273)
Net Cash Provided by Operating Activities	28,279	19,401

Net (increase) decrease in loans	(15,695)	75,822
Securities available-for-sale
Purchases	(157,888)	(66,424)
Proceeds from maturities and calls	69,476	49,368
Other investments
Purchases	(21)	(24)
Proceeds from sales	45	452
Purchases of premises and equipment	(401)	(1,048)
Proceeds from the disposals of premises and equipment	64	—
Proceeds from bank-owned life insurance policies	2,514	1,723
Payments for low income housing tax credits	(489)	(1,218)
Net Cash (Used in) Provided by Investing Activities	(102,395)	58,651

Net (decrease) increase in non-interest-bearing deposits	(15,859)	67,185
Net increase in interest-bearing deposits	89,389	77,482
Net (decrease) increase in short-term borrowings	(23,975)	20,047
Purchases of treasury stock	(2,984)	(5,762)
Proceeds from exercise of stock options	—	385
Dividends paid	(9,038)	(9,249)
Net Cash Provided by Financing Activities	37,533	150,088
(Decrease) Increase in Cash and Cash Equivalents	(36,583)	228,140
Cash and cash equivalents at beginning of period	634,631	528,659
Cash and Cash Equivalents at End of Period	$598,048	$756,799

Supplemental Cash Flow Information:
Cash paid for interest	$1,772	$3,863
Cash paid for income taxes	—	—

To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2022

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2022. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X, and with Industry Guide 3, Statistical Disclosure by Bank Holding Companies. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements included in the Company’s 2021 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2021 Annual Report of the Company.

Certain amounts in the financial statements have been reclassified.  Such reclassifications had no impact on shareholders’ equity or net income for any period.

Note B -        Recent Accounting Pronouncements

Recently Adopted

In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This amendment permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the SIFMA Municipal Swap Rate. This ASU became effective for the Company on January 1, 2019 with anticipation the LIBOR index would be phased out by the end of 2021. In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This amendment provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope," which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Management has reviewed all contracts, identified those that will be affected, and will transition the LIBOR based loans to SOFR, or another index, by June 30, 2023.

Pending Adoption

In March 2022, the FASB issued ASU No. 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method." The amendments in this update allow nonprepayable financial assets to be included in a closed portfolio hedged using the portfolio layer method. This expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. This ASU will become effective for the Company on January 1, 2023. The adoption of ASU No. 2022-01 is not expected to have a material impact on the Company's financial statements.

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update also require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. This ASU will become effective for the Company on January 1, 2023. The adoption of ASU No. 2022-02 is not expected to have a material impact on the Company's financial statements.

Note C – Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$264,592	$1,904	$11,489	$255,007	$263,809	$8,622	$215	$272,216
Mortgage-backed securities:
U.S. government agencies	1,158,996	2,092	45,995	1,115,093	1,080,381	18,739	4,809	1,094,311
Private label	8,368	95	—	8,463	8,555	553	—	9,108
Trust preferred securities	4,574	—	274	4,300	4,570	—	367	4,203
Corporate securities	27,247	206	803	26,650	27,292	1,047	12	28,327
Total Securities Available-for-Sale	$1,463,777	$4,297	$58,561	$1,409,513	$1,384,607	$28,961	$5,403	$1,408,165

The Company's other investment securities include marketable equity securities, non-marketable equity securities and certificates of deposits held for investment. At March 31, 2022 and December 31, 2021, the Company held $8.5 million and $9.2 million in marketable equity securities, respectively. Marketable equity securities mainly consist of investments made by the Company in equity positions of various community banks. Changes in the fair value of the marketable equity securities are recorded in "unrealized losses recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At both March 31, 2022 and December 31, 2021, the Company held $15.3 million in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. At both March 31, 2022 and December 31, 2021, the Company held $1.0 million in certificates of deposits held for investment.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At March 31, 2022 and December 31, 2021 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of March 31, 2022 and December 31, 2021.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$166,363	$11,280	$3,247	$209	$169,610	$11,489
Mortgage-backed securities:
U.S. Government agencies	819,437	45,995	—	—	819,437	45,995
Trust preferred securities	—	—	4,300	274	4,300	274
Corporate securities	14,944	803	—	—	14,944	803
Total available-for-sale	$1,000,744	$58,078	$7,547	$483	$1,008,291	$58,561

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$13,277	$152	$2,420	$63	$15,697	$215
Mortgage-backed securities:
U.S. Government agencies	521,407	4,802	23,295	7	544,702	4,809
Trust preferred securities	—	—	4,203	367	4,203	367
Corporate securities	988	12	—	—	988	12
Total available-for-sale	$535,672	$4,966	$29,918	$437	$565,590	$5,403

As of March 31, 2022, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and unprecedented market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of March 31, 2022, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the three months ended March 31, 2022 and 2021, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at March 31, 2022, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$3,116	$3,146
Due after one year through five years	45,143	45,506
Due after five years through ten years	396,831	391,126
Due after ten years	1,018,687	969,735
Total	$1,463,777	$1,409,513

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended March 31,
	2022	2021
Gross realized gains on securities sold	$—	$283
Gross realized losses on securities sold	—	—
Net investment security gains	$—	$283

Gross unrealized gains recognized on equity securities still held	$7	$—
Gross unrealized losses recognized on equity securities still held	(730)	(51)
Net unrealized losses recognized on equity securities still held	$(723)	$(51)

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $652 million and $711 million at March 31, 2022 and December 31, 2021, respectively.

Note D –Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2022	December 31, 2021
Commercial and industrial	$337,384	$346,184

1-4 Family	108,424	107,873
Hotels	314,902	311,315
Multi-family	209,359	215,677
Non Residential Non-Owner Occupied	637,092	639,818
Non Residential Owner Occupied	200,180	204,233
Commercial real estate	1,469,957	1,478,916

Residential real estate	1,588,860	1,548,965
Home equity	121,460	122,345
Consumer	39,778	40,901
Demand deposit account (DDA) overdrafts	2,466	6,503
Gross loans	3,559,905	3,543,814
Allowance for credit losses	(17,280)	(18,166)
Net loans	$3,542,625	$3,525,648

Construction loans included in:
Commercial real estate	$14,877	$11,783
Residential real estate	16,253	17,252

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

Note E – Allowance For Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the three months ended March 31, 2022 and 2021 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
March 31, 2022
Commercial and industrial	$3,480	$(34)	$59	$(47)	$3,458

1-4 Family	598	—	29	(53)	574
Hotels	2,426	—	—	119	2,545
Multi-family	483	—	—	(6)	477
Non Residential Non-Owner Occupied	2,319	—	24	(62)	2,281
Non Residential Owner Occupied	1,485	—	—	(103)	1,382
Commercial real estate	7,311	—	53	(105)	7,259

Residential real estate	5,716	(50)	45	(672)	5,039
Home equity	517	—	17	(124)	410
Consumer	106	(23)	28	(25)	86
DDA overdrafts	1,036	(631)	406	217	1,028
	$18,166	$(738)	$608	$(756)	$17,280

March 31, 2021
Commercial and industrial	$3,644	$(34)	$46	$(131)	$3,525

1-4 Family	771	—	84	(106)	749
Hotels	3,347	—	—	(166)	3,181
Multi-family	674	—	—	(16)	658
Non Residential Non-Owner Occupied	3,223	(1)	31	234	3,487
Non Residential Owner Occupied	2,982	—	49	(239)	2,792
Commercial real estate	10,997	(1)	164	(293)	10,867

Residential real estate	8,093	(93)	74	(14)	8,060
Home equity	630	(64)	23	19	608
Consumer	163	(147)	39	96	151
DDA Overdrafts	1,022	(453)	413	(117)	865
	$24,549	$(792)	$759	$(440)	$24,076

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of March 31, 2022 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$138	$931	$—

1-4 Family	—	997	—
Hotels	—	113	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	685	—
Non Residential Owner Occupied	—	446	—
Commercial Real Estate	—	2,241	—

Residential Real Estate	63	1,723	—
Home Equity	—	99	21
Consumer	—	—	—
Total	$201	$4,994	$21

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

The Company recognized no interest income on nonaccrual loans during each of the three months ended March 31, 2022 and 2021.

There were no individually evaluated impaired collateral-dependent loans as of March 31, 2022 or December 31, 2021. Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

     The Company would have recognized less than $0.1 million of interest income during each of the three months ended March 31, 2022 and 2021 if such loans had been current in accordance with their original terms. There were no significant commitments to provide additional funds on non-accrual or impaired loans at March 31, 2022.

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

The following tables present the aging of the amortized cost basis in past-due loans as of March 31, 2022 and December 31, 2021 by class of loan (in thousands):

	March 31, 2022
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$56	$—	$—	$56	$336,259	$1,069	$337,384

1-4 Family	310	—	—	310	107,117	997	108,424
Hotels	—	—	—	—	314,789	113	314,902
Multi-family	—	—	—	—	209,359	—	209,359
Non Residential Non-Owner Occupied	434	—	—	434	635,973	685	637,092
Non Residential Owner Occupied	—	—	—	—	199,734	446	200,180
Commercial real estate	744	—	—	744	1,466,972	2,241	1,469,957

Residential real estate	4,740	236	—	4,976	1,582,098	1,786	1,588,860
Home Equity	442	42	21	505	120,856	99	121,460
Consumer	32	—	—	32	39,746	—	39,778
Overdrafts	332	60	—	392	2,074	—	2,466
Total	$6,346	$338	$21	$6,705	$3,548,005	$5,195	$3,559,905

	December 31, 2021
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$116	$177	$43	$336	$344,852	$996	$346,184

1-4 Family	21	—	—	21	106,836	1,016	107,873
Hotels	—	—	—	—	311,202	113	311,315
Multi-family	—	—	—	—	215,677	—	215,677
Non Residential Non-Owner Occupied	—	—	—	—	639,166	652	639,818
Non Residential Owner Occupied	—	—	—	—	203,641	592	204,233
Commercial real estate	21	—	—	21	1,476,522	2,373	1,478,916

Residential real estate	5,166	156	—	5,322	1,540,834	2,809	1,548,965
Home Equity	592	26	—	618	121,687	40	122,345
Consumer	59	1	—	60	40,841	—	40,901
Overdrafts	485	4	—	489	6,014	—	6,503
Total	$6,439	$364	$43	$6,846	$3,530,750	$6,218	$3,543,814

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

The following table sets forth the Company’s TDRs (in thousands). Substantially all of the Company's TDRs are accruing interest.

	March 31, 2022	December 31, 2021
Commercial and industrial	$397	$414

1-4 Family	109	112
Hotels	—	—
Multi-family	1,781	1,802
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	—	—
Commercial real estate	1,890	1,914

Residential real estate	16,182	16,943
Home equity	1,694	1,784
Consumer	194	225
Total	$20,357	$21,280

The Company has allocated $0.3 million of the allowance for credit losses for these loans as of both March 31, 2022 and December 31, 2021. As of March 31, 2022, the Company has not committed to lend any additional amounts in relation to these loans.

The following table presents loans by class, modified as TDRs, that occurred during the three months ended
March 31, 2022 and 2021, respectively (dollars in thousands):

	March 31, 2022			March 31, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—

1-4 Family	—	—	—	—	—	—
Hotels	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Non Owner Non-Owner Occupied	—	—	—	—	—	—
Non Owner Owner Occupied	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—

Residential real estate	3	326	326	3	154	154
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	3	$326	$326	3	$154	$154

The TDRs above increased the allowance for credit losses by less than $0.1 million in each of the three months ended March 31, 2022 and 2021 and resulted in no charge-offs during those same time periods.

The Company had no TDRs that were charged-off during 2022.

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

Through March 31, 2022, the Company granted deferrals of approximately $144 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of March 31, 2022, approximately $1 million of these loans were still deferring, while approximately $143 million have resumed making their normal loan payment. As of March 31, 2022, approximately $4 million of the loans previously deferred were previously and currently considered TDRs due to Chapter 7 bankruptcies. As of March 31, 2022, all outstanding commercial deferrals had resumed making their normal loan payment.

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

Risk Rating	Description
Pass Ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
(b) Good	Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles. Loans in this category generally have a low chance of loss to the bank.
(c) Acceptable	Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles. Loans within this category generally have a low risk of loss to the bank.
(d) Pass/watch	Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk. A borrower in this category poses a low to moderate risk of loss to the bank.
Special mention	Loans classified as special mention have a potential weakness(es) that deserves management’s close attention. The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date. A loan rated in this category poses a moderate loss risk to the bank.
Substandard	Loans classified as substandard reflect a customer with a well defined weakness that jeopardizes the liquidation of the debt. Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.
Doubtful	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable. Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

Based on the most recent analysis performed, the risk category of loans by class of loans at March 31, 2022 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial and industrial
Pass	$11,848	$96,310	$78,015	$40,495	$25,796	$11,612	$63,174	$327,250
Special mention	—	2	461	12	—	21	3,348	3,844
Substandard	—	224	1,632	1,439	439	1,835	721	6,290
Total	$11,848	$96,536	$80,108	$41,946	$26,235	$13,468	$67,243	$337,384

Commercial real estate -
1-4 Family
Pass	$8,038	$24,740	$14,703	$10,247	$5,856	$30,235	$10,445	$104,264
Special mention	—	—	120	—	—	707	—	827
Substandard	—	—	273	153	—	2,907	—	3,333
Total	$8,038	$24,740	$15,096	$10,400	$5,856	$33,849	$10,445	$108,424

Commercial real estate -
Hotels
Pass	$14,042	$37,616	$16,133	$68,712	$21,051	$88,940	$229	$246,723
Special mention	—	—	—	24,682	—	—	—	24,682
Substandard	133	372	—	15,327	—	27,665	—	43,497
Total	$14,175	$37,988	$16,133	$108,721	$21,051	$116,605	$229	$314,902

Commercial real estate -
Multi-family
Pass	$2,927	$21,687	$69,256	$52,692	$2,246	$58,120	$587	$207,515
Special mention	—	—	—	1,781	—	—	—	1,781
Substandard	—	—	—	—	—	63	—	63
Total	$2,927	$21,687	$69,256	$54,473	$2,246	$58,183	$587	$209,359

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$19,114	$142,855	$131,657	$78,366	$98,815	$156,784	$3,050	$630,641
Special mention	—	116	180	184	—	136	—	616
Substandard	—	667	11	1,356	2,077	1,724	—	5,835
Total	$19,114	$143,638	$131,848	$79,906	$100,892	$158,644	$3,050	$637,092

Commercial real estate -
Non Residential Owner Occupied
Pass	$5,849	$45,949	$28,013	$26,747	$19,311	$52,974	$2,819	$181,662
Special mention	—	—	30	353	40	842	—	1,265
Substandard	984	198	113	2,258	621	12,305	774	17,253
Total	$6,833	$46,147	$28,156	$29,358	$19,972	$66,121	$3,593	$200,180

Commercial real estate -
Total
Pass	$49,970	$272,847	$259,762	$236,764	$147,279	$387,053	$17,130	$1,370,805
Special mention	—	116	330	27,000	40	1,685	—	29,171
Substandard	1,117	1,237	397	19,094	2,698	44,664	774	69,981
Total	$51,087	$274,200	$260,489	$282,858	$150,017	$433,402	$17,904	$1,469,957

Residential real estate
Performing	$118,349	$367,840	$304,894	$145,177	$101,772	$449,528	$99,512	$1,587,072
Non-performing	—	204	—	231	15	973	365	1,788
Total	$118,349	$368,044	$304,894	$145,408	$101,787	$450,501	$99,877	$1,588,860

Home equity
Performing	$2,961	$8,608	$5,927	$3,429	$2,822	$8,990	$88,624	$121,361
Non-performing	—	—	—	—	—	—	99	99
Total	$2,961	$8,608	$5,927	$3,429	$2,822	$8,990	$88,723	$121,460

Consumer
Performing	$4,485	$12,160	$8,295	$6,968	$3,983	$2,453	$1,434	$39,778
Non-performing	—	—	—	—	—	—	—	—
Total	$4,485	$12,160	$8,295	$6,968	$3,983	$2,453	$1,434	$39,778

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2021 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial and industrial
Pass	$87,148	$82,946	$41,908	$27,355	$23,895	$6,755	$65,775	$335,782
Special mention	3	480	17	—	21	—	3,324	3,845
Substandard	319	1,531	1,574	510	395	1,550	678	6,557
Total	$87,470	$84,957	$43,499	$27,865	$24,311	$8,305	$69,777	$346,184

Commercial real estate -
1-4 Family
Pass	$26,425	$16,163	$10,659	$6,208	$4,250	$28,734	$10,877	$103,316
Special mention	—	122	—	—	—	718	—	840
Substandard	—	276	158	—	722	2,561	—	3,717
Total	$26,425	$16,561	$10,817	$6,208	$4,972	$32,013	$10,877	$107,873

Commercial real estate -
Hotels
Pass	$38,197	$16,183	$64,107	$21,222	$41,526	$55,895	$279	$237,409
Special mention	103	—	29,914	—	—	—	—	30,017
Substandard	398	140	15,413	—	5,601	22,337	—	43,889
Total	$38,698	$16,323	$109,434	$21,222	$47,127	$78,232	$279	$311,315

Commercial real estate -
Multi-family
Pass	$20,434	$78,837	$53,033	$2,264	$19,783	$38,918	$540	$213,809
Special mention	—	—	1,802	—	—	—	—	1,802
Substandard	—	—	—	—	—	66	—	66
Total	$20,434	$78,837	$54,835	$2,264	$19,783	$38,984	$540	$215,677

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$144,927	$135,423	$85,296	$99,618	$33,770	$130,342	$2,655	$632,031
Special mention	119	183	186	257	—	138	—	883
Substandard	640	16	1,365	2,134	22	2,727	—	6,904
Total	$145,686	$135,622	$86,847	$102,009	$33,792	$133,207	$2,655	$639,818

Commercial real estate -
Non Residential Owner Occupied
Pass	$46,445	$28,535	$25,647	$22,197	$15,296	$37,806	$2,509	$178,435
Special mention	—	30	2,744	42	319	2,294	—	5,429
Substandard	199	114	2,372	634	6,677	9,503	870	20,369
Total	$46,644	$28,679	$30,763	$22,873	$22,292	$49,603	$3,379	$204,233

Commercial real estate -
Total
Pass	$276,429	$275,141	$238,742	$151,509	$114,626	$291,696	$16,860	$1,365,003
Special mention	222	334	34,647	299	319	3,151	—	38,972
Substandard	1,238	546	19,308	2,769	13,023	37,191	866	74,941
Total	$277,889	$276,021	$292,697	$154,577	$127,968	$332,038	$17,726	$1,478,916

Residential real estate
Performing	$375,465	$326,107	$155,829	$110,551	$87,870	$389,519	$100,815	$1,546,156
Non-performing	—	—	232	29	120	692	1,736	2,809
Total	$375,465	$326,107	$156,061	$110,580	$87,990	$390,211	$102,551	$1,548,965

Home equity
Performing	$9,008	$6,474	$3,582	$2,949	$1,431	$8,176	$90,685	$122,305
Non-performing	—	—	—	—	—	—	40	40
Total	$9,008	$6,474	$3,582	$2,949	$1,431	$8,176	$90,725	$122,345

Consumer
Performing	$13,584	$9,545	$8,313	$4,920	$1,324	$1,624	$1,591	$40,901
Non-performing	—	—	—	—	—	—	—	—
Total	$13,584	$9,545	$8,313	$4,920	$1,324	$1,624	$1,591	$40,901

Note F –Derivative Instruments

As of March 31, 2022 and December 31, 2021, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	March 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$165,655	$3,495	$532,136	$20,614
Loan interest rate swap - liabilities	507,248	23,743	138,138	3,560

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	519,857	24,560	147,644	3,867
Loan interest rate swap - liabilities	165,655	3,495	535,577	20,679

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2022	2021
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income (expense) - derivative assets	$3,076	$(22,994)
Other (expense) income - derivative liabilities	(3,076)	22,994
Other income - derivative liabilities	577	385

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has posted collateral with a value of $32.1 million and $34.8 million as of March 31, 2022 and December 31, 2021, respectively.

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $346.5 million and $363.6 million as of March 31, 2022 and December 31, 2021, respectively. During the quarters ended March 31, 2022 and 2021, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes. The fair value of these hedges was $10.8 million and $4.3 million at March 31, 2022 and December 31, 2021, respectively, and was included within other assets in the Consolidated Balance Sheets.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	March 31, 2022	December 31, 2021
Investment securities available for sale, at fair value	$(10,846)	$(4,711)
Other assets	10,753	4,308
Cumulative adjustment to Interest and dividends on investment securities	93	403

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares and performance share units that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2022, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2022		2021
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	146,755	$72.16	158,554	$67.40
Granted	19,034	75.69	20,536	70.66
Vested	(25,330)	78.77	(36,685)	66.32
Outstanding at March 31	140,459	$71.75	142,405	$67.88

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended March 31,
	2022	2021
Stock-based compensation expense associated with restricted shares	$662	$783

At period-end:	March 31, 2022
Unrecognized stock-based compensation expense associated with restricted shares	$5,280
Weighted average period (in years) in which the above amount is expected to be recognized	2.9

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2022 and 2021, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income, (in thousands):

	Three months ended March 31,
	2022	2021
Components of net periodic cost:
Interest cost	$90	$83
Expected return on plan assets	(221)	(205)
Net amortization and deferral	195	280
Net Periodic Pension Cost	$64	$158

Note H –Commitments and Contingencies

COVID-19

The ongoing COVID-19 pandemic continues to create disruptions to the global economy and to the lives of individuals throughout the world. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects the Company's business, operations and financial condition, as well as its regulatory capital and liquidity ratios, is highly uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic, actions taken by governmental authorities and other parties in response to the pandemic, the scale of distribution and public acceptance of vaccines for COVID-19 and the effectiveness of such vaccines in stemming or stopping the spread of COVID-19 and the rise of any variants or new strains of the COVID-19 virus. Even after the COVID-19 pandemic subsides, it will likely take time for the U.S. economy to recover, and the length of the recovery period is unknown. The Company's business could be materially and adversely affected during any such recovery period.

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	March 31, 2022	December 31, 2021
Commitments to extend credit:
Home equity lines	$223,870	$221,119
Commercial real estate	37,686	50,760
Other commitments	231,077	242,250
Standby letters of credit	7,913	6,023
Commercial letters of credit	183	173

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

	Three months ended March 31,

	Defined
	Benefit	Securities
	Pension	Available-
	Plan	-for-Sale	Total
2022
Beginning Balance	$(3,485)	$17,745	$14,260

Other comprehensive loss before reclassifications	—	(58,974)	(58,974)
	—	(58,974)	(58,974)

Ending Balance	$(3,485)	$(41,229)	$(44,714)

2021
Beginning Balance	$(5,661)	$36,894	$31,233

Other comprehensive loss before reclassifications	—	(15,390)	(15,390)
Amounts reclassified from other comprehensive income	—	(215)	(215)
	—	(15,605)	(15,605)

Ending Balance	$(5,661)	$21,289	$15,628

	Amounts reclassified from Other Comprehensive Income
	Three months ended		Affected line item
	March 31,		in the Consolidated Statements
	2022	2021	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$—	$283	Gains on sale of investment securities, net
Related income tax expense	—	(68)	Income tax expense
Net effect on accumulated other comprehensive income	$—	$215

Note J – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended March 31,
	2022	2021
Net income available to common shareholders	$21,342	$19,814
Less: earnings allocated to participating securities	(200)	(179)
Net earnings allocated to common shareholders	$21,142	$19,635

Distributed earnings allocated to common stock	$8,943	$9,037
Undistributed earnings allocated to common stock	12,199	10,598
Net earnings allocated to common shareholders	$21,142	$19,635

Average shares outstanding	14,974	15,656
Effect of dilutive securities:
Employee stock awards	28	31
Shares for diluted earnings per share	15,002	15,687

Basic earnings per share	$1.41	$1.25
Diluted earnings per share	$1.41	$1.25

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at March 31, 2022.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2022
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$255,007	$—	$255,007	$—
Mortgage-backed securities:
U.S. Government agencies	1,115,093	—	1,115,093	—
Private label	8,463	—	5,268	3,195
Trust preferred securities	4,300	—	4,300	—
Corporate securities	26,650	—	26,650	—
Marketable equity securities	8,489	4,074	4,415	—
Certificates of deposit held for investment	996	—	996	—
Derivative assets	38,822	—	38,822	—
Financial Liabilities
Derivative liabilities	27,238	—	27,238	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	1,099	—	—	1,099	(20)

December 31, 2021
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$272,216	$—	$272,216	$—
Mortgage-backed securities:
U.S. Government agencies	1,094,311	—	1,094,311	—
Private label	9,108	—	5,647	3,461
Trust preferred securities	4,203	—	4,203	—
Corporate securities	28,327	—	28,327	—
Marketable equity securities	9,211	4,134	5,077	—
Certificates of deposit held for investment	996	—	996	—
Derivative assets	29,029	—	29,029	—
Financial Liabilities
Derivative liabilities	24,283	—	24,283	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$—	$—	$—	$—	$(478)
Non-Financial Assets
Other real estate owned	1,319	—	—	1,319	(2)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2022 and 2021, collateral discounts ranged from 10% to 30%. During the three months ended March 31, 2022 and 2021, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets:
Cash and cash equivalents	$598,048	$598,048	$598,048	$—	$—
Securities available-for-sale	1,409,513	1,409,513	—	1,406,318	3,195
Marketable equity securities	8,489	8,489	4,074	4,415	—
Net loans	3,542,625	3,461,145	—	—	3,461,145
Accrued interest receivable	16,101	16,101	16,101	—	—
Derivative assets	38,822	38,822	—	38,822	—

Liabilities:
Deposits	4,998,845	4,991,704	3,974,286	1,017,418	—
Short-term debt	288,483	288,483	—	288,483	—
Accrued interest payable	491	491	491	—	—
Derivative liabilities	27,238	27,238	—	27,238	—

December 31, 2021
Assets:
Cash and cash equivalents	$634,631	$634,631	$634,631	$—	$—
Securities available-for-sale	1,408,165	1,408,165	—	1,404,704	3,461
Marketable equity securities	9,211	9,211	4,134	5,077	—
Net loans	3,525,648	3,456,539	—	—	3,456,539
Accrued interest receivable	15,627	15,627	15,627	—	—
Derivative assets	29,029	29,029	—	29,029	—

Liabilities:
Deposits	4,925,336	4,926,724	3,856,421	1,070,303	—
Short-term debt	312,458	312,458	—	312,458	—
Accrued interest payable	600	600	600	—	—
Derivative liabilities	24,283	24,283	—	24,283	—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2021 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2021 Annual Report of the Company.  Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses and income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the March 31, 2022 estimate, the Company assumed a 2-year unemployment forecast range of 3.5% to 5.2%, which was also used in the December 31, 2021 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. Based on sensitivity of the portfolio, decreasing the 2-year forecast range to 3.5% to 4.5% impacted the reserve allocation less than $0.1 million.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 12 qualitative risk factors (where assigned) would have a $1.9 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $3.7 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the March 31, 2022 estimate, management assigned a “slight decline,” or 0.005% increase, to the Interest Rate Risk factor for all pools due to the rising rate environment. In total, the change increased the ACL by approximately $0.2 million.

Income Taxes

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

Financial Summary

Three months ended March 31, 2022 vs. 2021

The Company's financial performance is summarized in the following table:

	Three months ended March 31,
	2022	2021

Net income available to common shareholders (in thousands)	$21,342	$19,814
Earnings per common share, basic	$1.41	$1.25
Earnings per common share, diluted	$1.41	$1.25
Dividend payout ratio	42.5%	46.3%
ROA*	1.42%	1.38%
ROE*	12.6%	11.2%
ROATCE*	15.3%	13.5%
Average equity to average assets ratio	11.3%	12.3%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended March 31, 2022 increased $0.4 million compared to the three months ended March 31, 2021 (see Net Interest Income). The Company recorded a recovery of credit losses of $0.8 million for the three months ended March 31, 2022 compared to $0.4 million for the three months ended March 31, 2021 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.8 million and non-interest expense decreased $0.3 million for the three months ended March 31, 2022 from the three months ended March 31, 2021.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2021 are summarized in the following table (in millions):

	March 31,	December 31,
	2022	2021	$ Change	% Change

Gross loans	$3,559.9	$3,543.8	$16.1	0.5%

Total deposits	4,998.8	4,925.3	73.5	1.5%
Customer repurchase agreements	288.5	312.5	(24.0)	(7.7)%

Gross loans increased $16.1 million (0.5%) from December 31, 2021 to $3.56 billion at March 31, 2022. PPP loans decreased $6.0 million from $6.6 million at December 31, 2021 to $0.6 million at March 31, 2022. Excluding outstanding PPP loans (included in the commercial and industrial loan category), total loans increased $22.1 million, (0.6%), from December 31, 2021 to $3.56 billion at March 31, 2022. Residential real estate loans increased $39.9 million (2.6%). This increase was partially offset by lower commercial real estate loans ($9.0 million, or 0.6%); lower DDA overdrafts ($4.0 million, or 62.1%); and lower commercial and industrial loans ($2.8 million, or 0.8%) (excluding PPP loans).

Total deposits increased $73.5 million (1.5%) from December 31, 2021 to $5.00 billion at March 31, 2022. Savings deposit balances increased $78.1 million and interest-bearing demand deposit balances increased $55.6 million. These increases were partially offset by a $44.4 million decrease in time deposit balances and a $15.9 million decrease in noninterest-bearing demand deposit balances.

Customer repurchase agreements decreased $24.0 million to $288.5 million at March 31, 2022 due to the liquidity needs of the Company's customers.

Net Interest Income

Three months ended March 31, 2022 vs. 2021

The Company’s tax equivalent net interest income increased from $37.9 million for the three months ended March 31, 2021 to $38.2 million for the three months ended March 31, 2022. Excluding the impact of accretion from fair value adjustments, net interest income increased $0.5 million for the three months ended March 31, 2022. An increase in average investment securities ($255 million) added $1.4 million to interest income; lower rates paid on time deposits decreased interest expense by $1.3 million; and lower balances of time deposits ($188.0 million) decreased interest expense by $0.5 million during the quarter ended March 31, 2022. These increases were partially offset by lower loan yields (16 basis points) and lower average loan balances ($58 million), which decreased interest income by $1.2 million and $0.6 million, respectively, as compared to the quarter ended March 31, 2021. In addition, loan fees decreased $0.5 million due to a decrease in PPP loan fees and lower yields on investment securities (15 basis points) lowered interest income by $0.5 million. The Company’s reported net interest margin decreased from 2.91% for the three months ended March 31, 2021 to 2.82% for the three months ended March 31, 2022.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended March 31,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,667,683	$15,596	3.79%	$1,696,064	$16,853	4.03%
Commercial, financial, and agriculture(2)	1,815,549	15,532	3.47	1,838,928	16,542	3.65
Installment loans to individuals(2),(3)	44,161	607	5.57	50,798	713	5.69
Previously securitized loans(4)	***	139	***	***	215	***
Total loans	3,527,393	31,874	3.66	3,585,790	34,323	3.88
Securities:
Taxable	1,207,333	6,223	2.09	945,177	5,242	2.25
Tax-exempt(5)	232,474	1,539	2.68	239,589	1,585	2.68
Total securities	1,439,807	7,762	2.19	1,184,766	6,827	2.34
Deposits in depository institutions	540,197	238	0.18	513,469	118	0.09
Total interest-earning assets	5,507,397	39,874	2.94	5,284,025	41,268	3.17
Cash and due from banks	101,806			79,683
Bank premises and equipment	73,827			76,837
Goodwill and intangible assets	116,994			118,453
Other assets	217,662			217,453
Less: allowance for credit losses	(18,454)			(24,909)
Total assets	$5,999,232			$5,751,542

Liabilities
Interest-bearing demand deposits	$1,142,278	$130	0.05%	$1,008,283	$124	0.05%
Savings deposits	1,384,460	175	0.05	1,221,169	183	0.06
Time deposits(2)	1,048,185	1,216	0.47	1,236,197	2,973	0.98
Short-term borrowings	276,360	114	0.17	290,766	117	0.16
Total interest-bearing liabilities	3,851,283	1,635	0.17	3,756,415	3,397	0.37
Noninterest-bearing demand deposits	1,398,663			1,197,910
Other liabilities	74,084			89,695
Shareholders’ equity	675,202			707,522
Total liabilities and shareholders’ equity	$5,999,232			$5,751,542
Net interest income		$38,239			$37,871
Net yield on earning assets			2.82%			2.91%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

	Loan fees, net	$298	$835

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2022	2021
	Residential real estate	$90	$106
	Commercial, financial and agriculture	286	325
	Installment loans to individuals	19	28
	Time deposits	21	48
		$416	$507

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended March 31, 2022 vs. 2021
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$(282)	$(975)	$(1,257)
Commercial, financial, and agriculture	(210)	(800)	(1,010)
Installment loans to individuals	(93)	(13)	(106)
Previously securitized loans	—	(76)	(76)
Total loans	(585)	(1,864)	(2,449)
Securities:
Taxable	1,454	(473)	981
Tax-exempt(1)	(47)	1	(46)
Total securities	1,407	(472)	935
Deposits in depository institutions	6	114	120
Total interest-earning assets	$828	$(2,222)	$(1,394)
Interest-bearing liabilities:
Interest-bearing demand deposits	$16	$(10)	$6
Savings deposits	24	(32)	(8)
Time deposits	(452)	(1,305)	(1,757)
Short-term borrowings	(6)	3	(3)
Total interest-bearing liabilities	$(418)	$(1,344)	$(1,762)
Net Interest Income	$1,246	$(878)	$368
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

	Three months ended March 31,
	2022	2021

Net interest income (GAAP)	$37,916	$37,540
Taxable equivalent adjustment	323	331
Net interest income, fully taxable equivalent	$38,239	$37,871
Less accretion income	(416)	(507)
Net interest income excluding accretion income	$37,823	$37,364

Equity to assets (GAAP)	10.52%	11.74%
Effect of goodwill and other intangibles, net	(1.77)	(1.81)
Tangible common equity to tangible assets	8.75%	9.93%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021
Commercial and industrial	337,384	346,184	371,195

1-4 Family	108,424	107,873	108,131
Hotels	314,902	311,315	293,176
Multi-family	209,359	215,677	212,561
Non Residential Non-Owner Occupied	637,092	639,818	649,683
Non Residential Owner Occupied	200,180	204,233	199,130
Commercial real estate	1,469,957	1,478,916	1,462,681

Residential real estate	1,588,860	1,548,965	1,532,907
Home equity	121,460	122,345	130,009
Consumer	39,778	40,901	47,224
DDA overdrafts	2,466	6,503	2,707
Total loans	$3,559,905	$3,543,814	$3,546,723

Loan balances increased $16.1 million from December 31, 2021 to March 31, 2022.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Included in C&I loans are PPP loans of $0.6 million at March 31, 2022, which decreased $6.0 million from December 31, 2021. Excluding PPP loans, C&I loans decreased $2.8 million from December 31, 2021 to March 31, 2022.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $9.0 million from December 31, 2021 to March 31, 2022. At March 31, 2022, $14.9 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans increased $0.5 million from December 31, 2021 to March 31, 2022. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $108.4 million as of March 31, 2022. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans increased $3.6 million from December 31, 2021 to March 31, 2022. The Hotel portfolio is comprised of all lodging establishments and totaled $314.9 million as of March 31, 2022. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $6.3 million from December 31, 2021 to March 31, 2022. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $209.4 million as of March 31, 2022. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $637.1 million at March 31, 2022 and decreased $2.7 million from December 31, 2021 to March 31, 2022. Nonresidential owner-occupied commercial real estate totaled $200.2 million at March 31, 2022 and decreased $4.1 million from December 31, 2021 to March 31, 2022. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans increased $39.9 million from December 31, 2021 to March 31, 2022.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3 and 5 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At March 31, 2022, $16.3 million of the residential real estate loans were for properties under construction.

Home equity loans decreased $0.9 million during the first three months of 2022.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $1.1 million during the first three months of 2022.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the ACL, the Company recorded a recovery of credit losses of $0.8 million during the three months ended March 31, 2022, compared to a recovery of credit losses of $0.4 million for the comparable period in 2021.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of March 31, 2022 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of March 31,		As of December 31,
	2022	2021	2021
Commercial and industrial	$3,458	$3,525	$3,480

1-4 Family	574	749	598
Hotels	2,545	3,181	2,426
Multi-family	477	658	483
Non Residential Non-Owner Occupied	2,281	3,487	2,319
Non Residential Owner Occupied	1,382	2,792	1,485
Commercial real estate	7,259	10,867	7,311
Residential real estate	5,039	8,060	5,716
Home equity	410	608	517
Consumer	86	151	106
DDA overdrafts	1,028	865	1,036
Allowance for Credit Losses	$17,280	$24,076	$18,166

The ACL decreased from $18.2 million at December 31, 2021 to $17.3 million at March 31, 2022. The allowance related to the residential real estate loan portfolio decreased from $5.7 million at December 31, 2021 to $5.0 million at March 31, 2022 largely due to the repayment of a loan from a previous acquisition and release of the associated credit mark.

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2022 vs. 2021
(in millions)

	Three months ended March 31,
	2022	2021	$ Change	% Change
Net investment securities (losses) gains	$(0.7)	$0.2	$(0.9)	(450.0)%
Non-interest income, excluding net investment securities gains	18.2	16.4	1.8	11.0%
Non-interest expense	29.5	29.8	(0.3)	(1.0)%

Non-Interest Income: Non-interest income was $17.4 million during the quarter ended March 31, 2022, as compared to $16.6 million during the quarter ended March 31, 2021. During the first quarter of 2022, the Company reported $0.7 million of unrealized fair value losses on the Company’s equity securities compared to $0.2 million of realized and unrealized fair value gains on the Company’s equity securities during the first quarter of 2021. Exclusive of these items, non-interest income increased $1.8 million, or 10.8%, from $16.4 million for the first quarter of 2021 to $18.2 million for the first quarter of 2022. This increase was largely attributable to an increase of $0.8 million, or 14.4%, in service charges and an increase of $0.6 million in bank owned life insurance due to higher death benefit proceeds. In addition, bankcard revenue increased $0.2 million from the quarter ended March 31, 2021, to $6.4 million.

Non-Interest Expense: Non-interest expenses decreased $0.3 million, or 0.9%, from $29.8 million in the first quarter of 2021 to $29.5 million in the first quarter of 2022. This decrease was primarily due to a decrease in other expenses of $0.2 million from the quarter ended March 31, 2021. During the first quarter of 2022, most of the Company’s expenses did not significantly fluctuate from the first quarter of 2021; although we do anticipate salaries and employee benefits will increase in subsequent quarters.

Income Tax Expense: The Company's effective income tax rate for the three months ended March 31, 2022 was 19.7% compared to 20.1% for the three months ended March 31,2021.

Risk Management

Market risk is the risk of loss due to adverse changes in current and future cash flows, fair values, earnings or capital due to adverse movements in interest rates and other factors, including foreign exchange rates, underlying credit risk and commodity prices. Because the Company has no significant foreign exchange activities and holds no commodities, interest rate risk represents the primary market risk factor affecting the Company’s balance sheet and net interest margin. Significant changes in interest rates by the Federal Reserve could result in similar changes in LIBOR and SOFR interest rates, prime rates, and other benchmark interest rates that could affect the estimated fair value of the Company’s investment securities portfolio, interest paid on the Company’s short-term and long-term borrowings, interest earned on the Company’s loan portfolio and interest paid on its deposit accounts. The Company utilizes derivative instruments, primarily in the form of interest rate swaps, to help manage its interest rate risk on commercial loans.

The Company’s Asset and Liability Committee (“ALCO”) has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through at least quarterly meetings during which product pricing issues, liquidity measures, and interest sensitivity positions are monitored.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase in Net Income Over 12 Months
March 31, 2022
+400	4.50%	+7.8%
+300	3.50	+9.7
+200	2.50	+9.0
+100	1.50	+5.5

December 31, 2021
+400	4.25%	+13.4%
+300	3.25	+14.1
+200	2.25	+12.5
+100	1.25	+8.5
These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during the remainder of 2022 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behaves relative to an increase in rates compared to what would otherwise occur if rates remain stable.

Based upon the estimates above, the Company believes that its net income is positively correlated with increasing rates as compared to the level of net income the Company would expect if interest rates remain flat.

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2022, City National could pay dividends up to $68.4 million plus net profits for the remainder of 2022, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $36.1 million on an annualized basis over the next 12 months based on common shares outstanding at March 31, 2022.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.5 million of additional cash over the next 12 months. As of March 31, 2022, City Holding reported a cash balance of $14.9 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of March 31, 2022, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2022, City National has the capacity to borrow $2.1 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 58.9% as of March 31, 2022 and deposit balances fund 83.2% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.4 billion at March 31, 2022, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $288.5 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 66.1% of the Company’s total assets.

As illustrated in the consolidated statements of cash flows, the Company generated $28.3 million of cash from operating activities during the first three months of 2022, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $102.4 million of cash in investing activities during the first three months of 2022, primarily due to purchases of securities available-for-sale of $157.9 million and an increase in loans of $15.7 million. This decrease was partially offset by proceeds from maturities and calls of securities available-for-sale of $69.5 million. The Company generated $37.5 million of cash in financing activities during the first three months of 2022, principally as a result of an increase in interest-bearing deposits of $89.4 million. This increase was partially offset by decreases in short-term borrowings of $24.0 million and non-interest-bearing deposits of $15.9 million, dividends paid to the Company's common stockholders of $9.0 million, and purchases of treasury stock of $3.0 million.

Capital Resources

Shareholders' equity decreased $48.7 million for the three months ended March 31, 2022, primarily due to other comprehensive loss of $59.0 million, cash dividends declared of $9.0 million, and the repurchase of 38,207 common shares at a weighted average price of $78.09 per share ($3.0 million) as part of a one million share repurchase plan authorized by the Board of Directors in March 2021. These decreases were partially offset by net income of $21.3 million and stock based related compensation expense of $1.0 million.

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

March 31, 2022	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$565,048	16.2%	$244,504	7.0%	$227,040	6.5%
City National Bank	514,623	14.8%	243,111	7.0%	225,746	6.5%
Tier I Capital
City Holding Company	565,048	16.2%	296,898	8.5%	279,434	8.0%
City National Bank	514,623	14.8%	295,206	8.5%	277,841	8.0%
Total Capital
City Holding Company	579,807	16.6%	366,757	10.5%	349,292	10.0%
City National Bank	529,382	15.2%	364,666	10.5%	347,301	10.0%
Tier I Leverage Ratio
City Holding Company	565,048	9.6%	235,814	4.0%	294,767	5.0%
City National Bank	514,623	8.8%	233,810	4.0%	292,262	5.0%

December 31, 2021	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$555,532	16.1%	$241,772	7.0%	$224,503	6.5%
City National Bank	492,721	14.4%	240,392	7.0%	223,221	6.5%
Tier I Capital
City Holding Company	555,532	16.1%	293,581	8.5%	276,311	8.0%
City National Bank	492,721	14.4%	291,905	8.5%	274,734	8.0%
Total Capital
City Holding Company	570,336	16.5%	362,659	10.5%	345,389	10.0%
City National Bank	507,526	14.8%	360,588	10.5%	343,418	10.0%
Tier I Leverage Ratio
City Holding Company	555,532	9.4%	235,403	4.0%	294,254	5.0%
City National Bank	492,721	8.5%	233,342	4.0%	291,678	5.0%

As of March 31, 2022, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2022, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief

Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Readers should carefully consider the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

General Risk Factors

Foreign conflicts in Europe could negatively affect our commercial customers and expose us to increased risk related to cyberattacks.

On February 24, 2022, Russian forces launched a military invasion of Ukraine. In response, the United States and certain European Union countries imposed significant economic sanctions on Russia and Russia has responded with counter- sanctions. As a result, the Russian/Ukraine conflict has disrupted international commerce, exacerbated already existing supply chain disruptions, and negatively affected the global economy. Such economic disruptions may negatively impact our commercial customers, which could lead to increased commercial loan losses. Additionally, there is concern that cyberattacks could intensify globally as the war in Ukraine continues, and though we may not be directly impacted by such attacks, our customers, vendors, and other financial services providers may be, which could decrease customer confidence and the demand for our services.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2021, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 6% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in February 2019. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended March 31, 2022:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
January 1 - January 31, 2022	—	—	684,923	315,077
February 1 - February 28, 2022	9,243	78.07	694,166	305,834
March 1 - March 31, 2022	28,964	78.10	723,130	276,870

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

Change in Control Agreements

David Bumgarner

The Company entered into a Change in Control Agreement (the “Bumgarner Agreement”) with David Bumgarner, Executive Vice-President and Chief Financial Officer, effective as of May 4, 2022. The Bumgarner Agreement provides for payment to Mr. Bumgarner of compensation equal to two (2) times “Termination Compensation” in the event Mr. Bumgarner terminates his employment with the Company for “Good Reason” within 24 month after a “Change in Control.” Additionally, Mr. Bumgarner would be entitled to receive health insurance coverage for a period of 24 months following termination of his employment on the same terms afforded prior to termination of his employment. For purposes of the Bumgarner Agreement, “Termination Compensation” means the highest amount of annual cash compensation including cash bonuses, but not including stock bonuses, stock options or stock acquired pursuant to stock options, and not including the value of any other non-cash benefits (i.e. health, dental, life or disability insurance), received during any one of the three calendar years preceding the year of termination of employment regardless of length of employment. The terms “Good Reason” and “Change in Control” are defined in the Bumgarner Agreement.

The foregoing description is a summary of the Bumgarner Agreement and should be read in conjunction with the full text of the Bumgarner Agreement which is attached to this Quarterly Report on Form 10-Q as Exhibit 10(a) and is incorporated herein by reference.

Jeffrey D. Legge

The Company entered into a Change in Control Agreement (the “Legge Agreement”) with Jeffrey D. Legge, Executive Vice-President and Chief Information Officer and Chief Operations Officer, effective as of May 4, 2022. The Legge Agreement provides for payment to Mr. Legge of compensation equal to two (2) times “Termination Compensation” in the event Mr. Legge terminates his employment with the Company for “Good Reason” within 24 month after a “Change in Control.” Additionally, Mr. Legge would be entitled to receive health insurance coverage for a period of 24 months following termination of his employment on the same terms afforded prior to termination of his employment. For purposes of the Legge Agreement, “Termination Compensation” means the highest amount of annual cash compensation including cash bonuses, but not included stock bonuses, stock options or stock acquired pursuant to stock options, and not including the value of any other non-cash benefits (i.e. health, dental, life or disability insurance), received during any one of the three calendar years preceding the year of termination of employment regardless of length of employment. The terms “Good Reason” and “Change in Control” are defined in the Legge Agreement.

The foregoing description is a summary of the Legge Agreement and should be read in conjunction with the full text of the Legge Agreement which is attached to this Quarterly Report on Form 10-Q as Exhibit 10(b) and is incorporated herein by reference.

Michael T. Quinlan, Jr.

The Company entered into a Change in Control Agreement (the “Quinlan Agreement”) with Michael T. Quinlan, Jr., Executive Vice-President of Retail Banking, effective as of May 4, 2022. The Quinlan Agreement provides for payment to Mr. Quinlan of compensation equal to two (2) times “Termination Compensation” in the event Mr. Quinlan terminates his employment with the Company for “Good Reason” within 24 month after a “Change in Control.” Additionally, Mr. Quinlan would be entitled to receive health insurance coverage for a period of 24 months following termination of his employment on the same terms afforded prior to termination of his employment. For purposes of the Quinlan Agreement, “Termination Compensation” means the highest amount of annual cash compensation including cash bonuses, but not included stock bonuses, stock options or stock acquired pursuant to stock options, and not including the value of any other non-cash benefits (i.e. health, dental, life or disability insurance), received during any one of the three calendar years preceding the year of termination of employment regardless of length of employment. The terms “Good Reason” and “Change in Control” are defined in the Quinlan Agreement.

The foregoing description is a summary of the Quinlan Agreement and should be read in conjunction with the full text of the Quinlan Agreement which is attached to this Quarterly Report on Form 10-Q as Exhibit 10(c) and is incorporated herein by reference.

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

	10(a)	Change in Control Agreement for David L. Bumgarner, effective as of May 4, 2022.
	10(b)	Change in Control Agreement for Jeffrey D. Legge, effective as of May 4, 2022.
	10(c)	Change in Control Agreement for Michael T. Quinlan, Jr., effective as of May 4, 2022.
	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck.
	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner.
	32(a)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Charles R. Hageboeck.
	32(b)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David L. Bumgarner.
	101	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
	101.SCH	XBRL Taxonomy Extension Schema*
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
	101.DEF	XBRL Taxonomy Extension Definition Linkbase*
	101.LAB	XBRL Taxonomy Extension Label Linkbase*
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
	104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101).
*	* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

Date: May 5, 2022