Form 10-Q
period 2022-06-30
CITY HOLDING CO
filed 2022-08-04
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

The registrant had outstanding 14,855,178 shares of common stock as of August 1, 2022.

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

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$90,449	$101,804
Interest-bearing deposits in depository institutions	606,530	532,827
Cash and Cash Equivalents	696,979	634,631

Investment securities available for sale, at fair value	1,497,227	1,408,165
Other securities	24,383	25,531
Total Investment Securities	1,521,610	1,433,696

Gross loans	3,566,758	3,543,814
Allowance for credit losses	(17,015)	(18,166)
Net Loans	3,549,743	3,525,648

Bank owned life insurance	120,528	120,978
Premises and equipment, net	72,388	74,071
Accrued interest receivable	16,342	15,627
Deferred tax assets, net	30,802	63
Goodwill and other intangible assets, net	116,428	117,121
Other assets	118,375	81,860
Total Assets	$6,243,195	$6,003,695

Liabilities
Deposits:
Noninterest-bearing	$1,531,660	$1,373,125
Interest-bearing:
Demand deposits	1,189,056	1,135,848
Savings deposits	1,435,645	1,347,448
Time deposits	985,567	1,068,915
Total Deposits	5,141,928	4,925,336

Securities sold under agreements to repurchase	402,368	312,458
Other liabilities	106,906	84,796
Total Liabilities	5,651,202	5,322,590

Commitments and contingencies - see Note H

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at June 30, 2022 and December 31, 2021, less 4,183,399 and 3,985,690 shares in treasury, respectively	47,619	47,619
Capital surplus	169,557	170,942
Retained earnings	667,933	641,826
Cost of common stock in treasury	(209,133)	(193,542)
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on securities available-for-sale	(80,498)	17,745
Underfunded pension liability	(3,485)	(3,485)
Total Accumulated Other Comprehensive (Loss) Income	(83,983)	14,260
Total Shareholders’ Equity	591,993	681,105
Total Liabilities and Shareholders’ Equity	$6,243,195	$6,003,695

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Interest and fees on loans	$33,208	$33,114	$65,082	$67,438
Interest and dividends on investment securities:
Taxable	7,547	5,932	13,770	11,174
Tax-exempt	1,205	1,291	2,421	2,544
Interest on deposits in depository institutions	782	162	1,020	280
Total Interest Income	42,742	40,499	82,293	81,436

Interest Expense
Interest on deposits	1,328	2,460	2,849	5,740
Interest on short-term borrowings	124	125	238	242
Total Interest Expense	1,452	2,585	3,087	5,982
Net Interest Income	41,290	37,914	79,206	75,454
Recovery of credit losses	—	(2,000)	(756)	(2,440)
Net Interest Income After Recovery of Credit Losses	41,290	39,914	79,962	77,894

Non-Interest Income
Gains on sale of investment securities, net	—	29	—	312
Unrealized (losses) gains recognized on equity securities still held, net	(601)	410	(1,324)	359
Service charges	7,067	5,895	13,792	11,776
Bankcard revenue	7,062	7,221	13,506	13,434
Trust and investment management fee income	2,100	2,012	4,297	4,045
Bank owned life insurance	978	940	2,992	2,400
Other income	1,243	941	2,034	1,752
Total Non-Interest Income	17,849	17,448	35,297	34,078

Non-Interest Expense
Salaries and employee benefits	16,413	15,559	31,990	31,230
Occupancy related expense	2,620	2,525	5,329	5,147
Equipment and software related expense	2,732	2,655	5,501	5,199
FDIC insurance expense	409	382	844	787
Advertising	951	824	1,749	1,705
Bankcard expenses	1,665	1,746	3,271	3,330
Postage, delivery, and statement mailings	551	568	1,187	1,160
Office supplies	427	371	837	763
Legal and professional fees	525	589	1,052	1,264
Telecommunications	754	676	1,338	1,366
Repossessed asset (gains) losses, net of expenses	(32)	1	8	80
Other expenses	3,674	3,678	7,110	7,352
Total Non-Interest Expense	30,689	29,574	60,216	59,383
Income Before Income Taxes	28,450	27,788	55,043	52,589
Income tax expense	5,767	5,640	11,018	10,627
Net Income Available to Common Shareholders	$22,683	$22,148	$44,025	$41,962

Average shares outstanding, basic	14,888	15,573	14,930	15,614
Effect of dilutive securities	21	21	24	26
Average shares outstanding, diluted	14,909	15,594	14,954	15,640

Basic earnings per common share	$1.51	$1.41	$2.92	$2.66
Diluted earnings per common share	$1.51	$1.41	$2.92	$2.66

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income available to common shareholders	$22,683	$22,148	$44,025	$41,962

Available-for-Sale Securities
Unrealized (losses) gains on available-for-sale securities arising during the period	(51,806)	9,154	(129,608)	(11,086)
Reclassification adjustment for gains	—	(29)	—	(312)
Other comprehensive (loss) income before income taxes	(51,806)	9,125	(129,608)	(11,398)
Tax effect	12,537	(2,187)	31,365	2,731
Other comprehensive (loss) income, net of tax	(39,269)	6,938	(98,243)	(8,667)

Comprehensive (Loss) Income, Net of Tax	$(16,586)	$29,086	$(54,218)	$33,295

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended June 30, 2022 and 2021
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at March 31, 2021	$47,619	$170,526	$600,396	$(142,484)	$15,628	$691,685
Net income	—	—	22,148	—	—	22,148
Other comprehensive income	—	—	—	—	6,938	6,938
Cash dividends declared ($0.58 per share)	—	—	(8,991)	—	—	(8,991)
Stock-based compensation expense	—	625	—	—	—	625
Restricted awards granted	—	(1,396)	—	1,396	—	—
Exercise of 2,921 stock options	—	(81)	—	233	—	152
Purchase of 216,906 treasury shares	—	—	—	(17,081)	—	(17,081)
Balance at June 30, 2021	$47,619	$169,674	$613,553	$(157,936)	$22,566	$695,476

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at March 31, 2022	$47,619	$170,206	$654,138	$(194,819)	$(44,714)	$632,430
Net income	—	—	22,683	—	—	22,683
Other comprehensive loss	—	—	—	—	(39,269)	(39,269)
Cash dividends declared ($0.60 per share)	—	—	(8,888)	—	—	(8,888)
Stock-based compensation expense	—	687	—	—	—	687
Restricted awards granted	—	(951)	—	951	—	—
Exercise of 13,078 stock options	—	(385)	—	1,046	—	661
Purchase of 208,243 treasury shares	—	—	—	(16,311)	—	(16,311)
Balance at June 30, 2022	$47,619	$169,557	$667,933	$(209,133)	$(83,983)	$591,993

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2022 and 2021
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$47,619	$171,304	$589,988	$(139,038)	$31,233	$701,106
Net income	—	—	41,962	—	—	41,962
Other comprehensive loss	—	—	—	—	(8,667)	(8,667)
Cash dividends declared ($1.16 per share)	—	—	(18,397)	—	—	(18,397)
Stock-based compensation expense	—	1,778	—	—	—	1,778
Restricted awards granted	—	(1,860)	—	1,860	—	—
Exercise of 11,690 stock options	—	(1,548)	—	2,085	—	537
Purchase of 292,016 treasury shares	—	—	—	(22,843)	—	(22,843)
Balance at June 30, 2021	$47,619	$169,674	$613,553	$(157,936)	$22,566	$695,476

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$47,619	$170,942	$641,826	$(193,542)	$14,260	$681,105
Net income	—	—	44,025	—	—	44,025
Other comprehensive loss	—	—	—	—	(98,243)	(98,243)
Cash dividends declared ($1.20 per share)	—	—	(17,918)	—	—	(17,918)
Stock-based compensation expense	—	1,658	—	—	—	1,658
Restricted awards granted	—	(2,658)	—	2,658	—	—
Exercise of 13,078 stock options	—	(385)	—	1,046	—	661
Purchase of 246,450 treasury shares	—	—	—	(19,295)	—	(19,295)
Balance at June 30, 2022	$47,619	$169,557	$667,933	$(209,133)	$(83,983)	$591,993

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2022	2021
Net income	$44,025	$41,962
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	6,213	4,036
Recovery of credit losses	(756)	(2,440)
Depreciation of premises and equipment	2,716	2,906
Deferred income tax expense	634	1,889
Net periodic employee benefit cost	128	317
Pension contributions	—	(1,000)
Unrealized and realized investment securities losses (gains), net	1,324	(670)
Stock-compensation expense	1,658	1,778
Excess tax benefit from stock-compensation expense	(91)	(221)
Increase in value of bank-owned life insurance	(2,992)	(2,399)
Loans held for sale
Loans originated for sale	(23,467)	(17,723)
Proceeds from the sale of loans originated for sale	23,512	17,295
Gain on sale of loans	(224)	(154)
Change in accrued interest receivable	(715)	(174)
Change in other assets	(11,350)	(9,956)
Change in other liabilities	4,781	4,881
Net Cash Provided by Operating Activities	45,396	40,327

Net (increase) decrease in loans	(22,554)	92,250
Securities available-for-sale
Purchases	(362,820)	(316,479)
Proceeds from maturities and calls	131,306	136,560
Other investments
Purchases	(258)	(116)
Proceeds from sales	83	3,619
Purchases of premises and equipment	(1,050)	(2,561)
Proceeds from the disposals of premises and equipment	64	366
Proceeds from bank-owned life insurance policies	3,624	2,147
Payments for low income housing tax credits	(832)	(1,559)
Net Cash Used in Investing Activities	(252,437)	(85,773)

Net increase in non-interest-bearing deposits	158,535	102,942
Net increase in interest-bearing deposits	58,098	49,485
Net increase in short-term borrowings	89,910	15,360
Purchases of treasury stock	(19,295)	(22,843)
Proceeds from exercise of stock options	661	537
Lease payments	(382)	(431)
Dividends paid	(18,138)	(18,373)
Net Cash Provided by Financing Activities	269,389	126,677
Increase in Cash and Cash Equivalents	62,348	81,231
Cash and cash equivalents at beginning of period	634,631	528,659
Cash and Cash Equivalents at End of Period	$696,979	$609,890

Supplemental Cash Flow Information:
Cash paid for interest	$3,257	$6,851
Cash paid for income taxes	10,828	10,650
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2022

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2022. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X, and with Industry Guide 3, Statistical Disclosure by Bank Holding Companies. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$264,756	$509	$21,768	$243,497	$263,809	$8,622	$215	$272,216
Mortgage-backed securities:
U.S. government agencies	1,298,690	817	83,011	1,216,496	1,080,381	18,739	4,809	1,094,311
Private label	8,070	—	186	7,884	8,555	553	—	9,108
Trust preferred securities	4,579	—	779	3,800	4,570	—	367	4,203
Corporate securities	27,202	59	1,711	25,550	27,292	1,047	12	28,327
Total Securities Available-for-Sale	$1,603,297	$1,385	$107,455	$1,497,227	$1,384,607	$28,961	$5,403	$1,408,165

The Company's other investment securities include marketable equity securities, non-marketable equity securities and certificates of deposits held for investment. At June 30, 2022 and December 31, 2021, the Company held $7.9 million and $9.2 million in marketable equity securities, respectively. Changes in the fair value of the marketable equity securities are recorded in "unrealized (losses) gains recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At June 30, 2022 and December 31, 2021, the Company held $15.5 million and $15.3 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. At both June 30, 2022 and December 31, 2021, the Company held $1.0 million in certificates of deposits held for investment.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At June 30, 2022 and December 31, 2021 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of June 30, 2022 and December 31, 2021.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$184,415	$21,399	$3,084	$369	$187,499	$21,768
Mortgage-backed securities:
U.S. Government agencies	871,121	70,168	57,259	12,843	928,380	83,011
Private label	7,761	186	—	—	7,761	186
Trust preferred securities	—	—	3,800	779	3,800	779
Corporate securities	14,482	1,711	—	—	14,482	1,711
Total available-for-sale	$1,077,779	$93,464	$64,143	$13,991	$1,141,922	$107,455

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$13,277	$152	$2,420	$63	$15,697	$215
Mortgage-backed securities:
U.S. Government agencies	521,407	4,802	23,295	7	544,702	4,809
Trust preferred securities	—	—	4,203	367	4,203	367
Corporate securities	988	12	—	—	988	12
Total available-for-sale	$535,672	$4,966	$29,918	$437	$565,590	$5,403

As of June 30, 2022, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of June 30, 2022, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the three months ended June 30, 2022 and 2021, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at June 30, 2022, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$4,435	$4,454
Due after one year through five years	45,012	44,735
Due after five years through ten years	443,123	429,972
Due after ten years	1,110,727	1,018,066
Total	$1,603,297	$1,497,227

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Gross realized gains on securities sold	$—	$29	$—	$312
Gross realized losses on securities sold	—	—	—	—
Net investment security gains	$—	$29	$—	$312

Gross unrealized gains recognized on equity securities still held	$2	$2,216	$42	$2,720
Gross unrealized losses recognized on equity securities still held	(603)	(1,806)	(1,366)	(2,361)
Net unrealized losses recognized on equity securities still held	$(601)	$410	$(1,324)	$359

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $765 million and $711 million at June 30, 2022 and December 31, 2021, respectively.

Note D –Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2022	December 31, 2021
Commercial and industrial	$360,481	$346,184

1-4 Family	108,765	107,873
Hotels	337,910	311,315
Multi-family	203,856	215,677
Non Residential Non-Owner Occupied	551,240	639,818
Non Residential Owner Occupied	180,188	204,233
Commercial real estate	1,381,959	1,478,916

Residential real estate	1,651,005	1,548,965
Home equity	125,742	122,345
Consumer	44,580	40,901
Demand deposit account (DDA) overdrafts	2,991	6,503
Gross loans	3,566,758	3,543,814
Allowance for credit losses	(17,015)	(18,166)
Net loans	$3,549,743	$3,525,648

Construction loans included in:
Commercial real estate	$6,767	$11,783
Residential real estate	18,751	17,252

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

Note E – Allowance For Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the three and six months ended June 30, 2022 and 2021 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Six months ended June 30, 2022
Commercial and industrial	$3,480	$(34)	$91	$(18)	$3,519

1-4 Family	598	(24)	34	(34)	574
Hotels	2,426	—	—	82	2,508
Multi-family	483	—	—	(23)	460
Non Residential Non-Owner Occupied	2,319	—	44	(267)	2,096
Non Residential Owner Occupied	1,485	—	—	(90)	1,395
Commercial real estate	7,311	(24)	78	(332)	7,033

Residential real estate	5,716	(106)	49	(665)	4,994
Home equity	517	(19)	20	(180)	338
Consumer	106	(32)	47	(43)	78
DDA overdrafts	1,036	(1,235)	770	482	1,053
	$18,166	$(1,450)	$1,055	$(756)	$17,015

Six months ended June 30, 2021
Commercial and industrial	$3,644	$(245)	$71	$(114)	$3,356

1-4 Family	771	(35)	93	(132)	697
Hotels	3,347	(1,683)	—	(176)	1,488
Multi-family	674	—	—	(112)	562
Non Residential Non-Owner Occupied	3,223	(1)	37	(250)	3,009
Non Residential Owner Occupied	2,982	—	49	(420)	2,611
Commercial real estate	10,997	(1,719)	179	(1,090)	8,367

Residential real estate	8,093	(179)	91	(1,214)	6,791
Home equity	630	(72)	26	(116)	468
Consumer	163	(226)	143	165	245
DDA Overdrafts	1,022	(883)	721	(71)	789
	$24,549	$(3,324)	$1,231	$(2,440)	$20,016

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Three months ended June 30, 2022
Commercial and industrial	$3,458	$—	$32	$29	$3,519

1-4 Family	574	(24)	5	19	574
Hotels	2,545	—	—	(37)	2,508
Multi-family	477	—	—	(17)	460
Non Residential Non-Owner Occupied	2,281	—	20	(205)	2,096
Non Residential Owner Occupied	1,382	—	—	13	1,395
Commercial real estate	7,259	(24)	25	(227)	7,033

Residential real estate	5,039	(56)	4	7	4,994
Home equity	410	(19)	3	(56)	338
Consumer	86	(9)	19	(18)	78
DDA overdrafts	1,028	(604)	364	265	1,053
	$17,280	$(712)	$447	$—	$17,015

Three months ended June 30, 2021
Commercial and industrial	$3,525	$(211)	$25	$17	$3,356

1-4 Family	749	(35)	9	(26)	697
Hotels	3,181	(1,683)	—	(10)	1,488
Multi-family	658	—	—	(96)	562
Non Residential Non-Owner Occupied	3,487	—	6	(484)	3,009
Non Residential Owner Occupied	2,792	—	—	(181)	2,611
Commercial real estate	10,867	(1,718)	15	(797)	8,367

Residential real estate	8,060	(86)	17	(1,200)	6,791
Home equity	608	(8)	3	(135)	468
Consumer	151	(79)	104	69	245
DDA Overdrafts	865	(430)	308	46	789
	$24,076	$(2,532)	$472	$(2,000)	$20,016

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of June 30, 2022 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$125	$1,235	$—

1-4 Family	—	1,453	—
Hotels	—	113	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	868	—
Non Residential Owner Occupied	—	349	—
Commercial Real Estate	—	2,783	—

Residential Real Estate	272	1,289	58
Home Equity	—	54	—
Consumer	—	—	—
Total	$397	$5,361	$58

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

The Company recognized no interest income on nonaccrual loans during each of the three and six months ended June 30, 2022 and 2021.

There were no individually evaluated impaired collateral-dependent loans as of June 30, 2022 or December 31, 2021. Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

     The Company would have recognized less than $0.1 million of interest income during each of the three and six months ended June 30, 2022 and 2021 if such loans had been current in accordance with their original terms. There were no significant commitments to provide additional funds on non-accrual or individually evaluated loans at June 30, 2022.

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

The following tables present the aging of the amortized cost basis in past-due loans as of June 30, 2022 and December 31, 2021 by class of loan (in thousands):

	June 30, 2022
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$130	$—	$—	$130	$358,990	$1,361	$360,481

1-4 Family	46	—	—	46	107,266	1,453	108,765
Hotels	—	—	—	—	337,797	113	337,910
Multi-family	—	—	—	—	203,856	—	203,856
Non Residential Non-Owner Occupied	—	—	—	—	550,372	868	551,240
Non Residential Owner Occupied	—	—	—	—	179,839	349	180,188
Commercial real estate	46	—	—	46	1,379,130	2,783	1,381,959

Residential real estate	4,666	574	58	5,298	1,644,146	1,561	1,651,005
Home Equity	247	35	—	282	125,406	54	125,742
Consumer	49	—	—	49	44,531	—	44,580
Overdrafts	426	5	—	431	2,560	—	2,991
Total	$5,564	$614	$58	$6,236	$3,554,763	$5,759	$3,566,758

	December 31, 2021
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$116	$177	$43	$336	$344,852	$996	$346,184

1-4 Family	21	—	—	21	106,836	1,016	107,873
Hotels	—	—	—	—	311,202	113	311,315
Multi-family	—	—	—	—	215,677	—	215,677
Non Residential Non-Owner Occupied	—	—	—	—	639,166	652	639,818
Non Residential Owner Occupied	—	—	—	—	203,641	592	204,233
Commercial real estate	21	—	—	21	1,476,522	2,373	1,478,916

Residential real estate	5,166	156	—	5,322	1,540,834	2,809	1,548,965
Home Equity	592	26	—	618	121,687	40	122,345
Consumer	59	1	—	60	40,841	—	40,901
Overdrafts	485	4	—	489	6,014	—	6,503
Total	$6,439	$364	$43	$6,846	$3,530,750	$6,218	$3,543,814

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

The following table sets forth the Company’s TDRs (in thousands). Substantially all of the Company's TDRs are accruing interest.

	June 30, 2022	December 31, 2021
Commercial and industrial	$381	$414

1-4 Family	107	112
Hotels	—	—
Multi-family	—	1,802
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	—	—
Commercial real estate	107	1,914

Residential real estate	16,022	16,943
Home equity	1,649	1,784
Consumer	80	225
Total	18,239	$21,280

The Company has allocated $0.3 million of the allowance for credit losses for these loans as of both June 30, 2022 and December 31, 2021. As of June 30, 2022, the Company has not committed to lend any additional amounts in relation to these loans.

The following table presents loans by class, modified as TDRs, that occurred during the three and six months ended
June 30, 2022 and 2021, respectively (dollars in thousands):

Three Months Ended
	June 30, 2022			June 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—

1-4 Family	—	—	—	—	—	—
Hotels	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Non Owner Non-Owner Occupied	—	—	—	—	—	—
Non Owner Owner Occupied	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—

Residential real estate	5	585	585	6	404	404
Home equity	1	30	30	—	—	—
Consumer	—	—	—	—	—	—
Total	6	$615	$615	6	$404	$404

Six Months Ended
	June 30, 2022			June 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—

1-4 Family	—	—	—	—	—	—
Hotels	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Non Owner Non-Owner Occupied	—	—	—	—	—	—
Non Owner Owner Occupied	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—

Residential real estate	8	911	911	9	558	558
Home equity	1	30	30	—	—	—
Consumer	—	—	—	—	—	—
Total	9	$941	$941	9	$558	$558

The TDRs above increased the allowance for credit losses by less than $0.1 million in each of the three months ended June 30, 2022 and 2021 and resulted in no charge-offs during those same time periods.

The Company had no TDRs that subsequently defaulted during 2022.

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

Through June 30, 2022, the Company granted deferrals of approximately $143 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of June 30, 2022, approximately $0.3 million of these loans were still deferring, while approximately $143 million have resumed making their normal loan payment. As of June 30, 2022, approximately $4 million of the loans previously deferred were previously and currently considered TDRs due to Chapter 7 bankruptcies. As of June 30, 2022, all outstanding commercial deferrals had resumed making their normal loan payment.

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

Risk Rating	Description
Pass Ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
(b) Good	Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles. Loans in this category generally have a low chance of loss to the bank.
(c) Acceptable	Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles. Loans within this category generally have a low risk of loss to the bank.
(d) Pass/watch	Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk. A borrower in this category poses a low to moderate risk of loss to the bank.
Special mention	Loans classified as special mention have a potential weakness(es) that deserves management’s close attention. The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date. A loan rated in this category poses a moderate loss risk to the bank.
Substandard	Loans classified as substandard reflect a customer with a well-defined weakness that jeopardizes the liquidation of the debt. Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.
Doubtful	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable. Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

Based on the most recent analysis performed, the risk category of loans by class of loans at June 30, 2022 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial and industrial
Pass	$30,359	$93,159	$65,730	$28,957	$24,397	$12,088	$95,930	$350,620
Special mention	—	—	443	11	—	20	3,200	3,674
Substandard	965	591	624	1,366	345	1,647	649	6,187
Total	$31,324	$93,750	$66,797	$30,334	$24,742	$13,755	$99,779	$360,481

December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial and industrial
Pass	$87,148	$82,946	$41,908	$27,355	$23,895	$6,755	$65,775	$335,782
Special mention	3	480	17	—	21	—	3,324	3,845
Substandard	319	1,531	1,574	510	395	1,550	678	6,557
Total	$87,470	$84,957	$43,499	$27,865	$24,311	$8,305	$69,777	$346,184

June 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial real estate -
1-4 Family
Pass	$15,142	$23,223	$13,592	$9,281	$5,563	$27,638	$10,861	$105,300
Special mention	233	—	118	—	—	378	—	729
Substandard	89	—	269	70	—	2,308	—	2,736
Total	$15,464	$23,223	$13,979	$9,351	$5,563	$30,324	$10,861	$108,765

December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate -
1-4 Family
Pass	$26,425	$16,163	$10,659	$6,208	$4,250	$28,734	$10,877	$103,316
Special mention	—	122	—	—	—	718	—	840
Substandard	—	276	158	—	722	2,561	—	3,717
Total	$26,425	$16,561	$10,817	$6,208	$4,972	$32,013	$10,877	$107,873

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$59,931	$37,348	$12,633	$63,529	$20,880	$87,984	$206	$282,511
Special mention	—	—	—	24,533	—	—	—	24,533
Substandard	127	58	3,289	—	—	27,392	—	30,866
Total	$60,058	$37,406	$15,922	$88,062	$20,880	$115,376	$206	$337,910

December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate -
Hotels
Pass	$38,197	$16,183	$64,107	$21,222	$41,526	$55,895	$279	$237,409
Special mention	103	—	29,914	—	—	—	—	30,017
Substandard	398	140	15,413	—	5,601	22,337	—	43,889
Total	$38,698	$16,323	$109,434	$21,222	$47,127	$78,232	$279	$311,315

June 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial real estate -
Multi-family
Pass	$9,421	$22,050	$68,455	$49,217	$2,226	$51,987	$440	$203,796
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	60	—	60
Total	$9,421	$22,050	$68,455	$49,217	$2,226	$52,047	$440	$203,856

December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate -
Multi-family
Pass	$20,434	$78,837	$53,033	$2,264	$19,783	$38,918	$540	$213,809
Special mention	—	—	1,802	—	—	—	—	1,802
Substandard	—	—	—	—	—	66	—	66
Total	$20,434	$78,837	$54,835	$2,264	$19,783	$38,984	$540	$215,677

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$31,974	$115,045	$100,322	$76,011	$90,867	$127,579	$2,923	$544,721
Special mention	—	114	177	181	—	132	—	604
Substandard	—	645	6	1,348	2,214	1,702	—	5,915
Total	$31,974	$115,804	$100,505	$77,540	$93,081	$129,413	$2,923	$551,240

December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$144,927	$135,423	$85,296	$99,618	$33,770	$130,342	$2,655	$632,031
Special mention	119	183	186	257	—	138	—	883
Substandard	640	16	1,365	2,134	22	2,727	—	6,904
Total	$145,686	$135,622	$86,847	$102,009	$33,792	$133,207	$2,655	$639,818

June 30, 2022	2022	2021	2020	2019	2018	Prior
Commercial real estate -
Non Residential Owner Occupied
Pass	$8,136	$38,028	$18,192	$25,935	$18,675	$49,917	$3,064	$161,947
Special mention	—	—	—	349	—	815	114	1,278
Substandard	975	196	112	2,187	608	11,893	992	16,963
Total	$9,111	$38,224	$18,304	$28,471	$19,283	$62,625	$4,170	$180,188

December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate -
Non Residential Owner Occupied
Pass	$46,445	$28,535	$25,647	$22,197	$15,296	$37,806	$2,509	$178,435
Special mention	—	30	2,744	42	319	2,294	—	5,429
Substandard	199	114	2,372	634	6,677	9,503	870	20,369
Total	$46,644	$28,679	$30,763	$22,873	$22,292	$49,603	$3,379	$204,233

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$124,604	$235,694	$213,194	$223,973	$138,211	$345,105	$17,494	$1,298,275
Special mention	233	114	295	25,063	—	1,325	114	27,144
Substandard	1,191	899	3,676	3,605	2,822	43,355	992	56,540
Total	$126,028	$236,707	$217,165	$252,641	$141,033	$389,785	$18,600	$1,381,959

December 31, 2021	2021	2020	2019	2018	2017	Prior
Commercial real estate -
Total
Pass	$276,429	$275,141	$238,742	$151,509	$114,626	$291,696	$16,860	$1,365,003
Special mention	222	334	34,647	299	319	3,151	—	38,972
Substandard	1,238	546	19,308	2,769	13,023	37,191	866	74,941
Total	$277,889	$276,021	$292,697	$154,577	$127,968	$332,038	$17,726	$1,478,916

June 30, 2022	2022	2021	2020	2019	2018	Prior
Residential real estate
Performing	$262,192	$356,382	$289,758	$132,534	$93,352	$418,528	$96,698	$1,649,444
Non-performing	—	204	—	224	37	828	268	1,561
Total	$262,192	$356,586	$289,758	$132,758	$93,389	$419,356	$96,966	$1,651,005

December 31, 2021	2021	2020	2019	2018	2017	Prior
Residential real estate
Performing	$375,465	$326,107	$155,829	$110,551	$87,870	$389,519	$100,815	$1,546,156
Non-performing	—	—	232	29	120	692	1,736	2,809
Total	$375,465	$326,107	$156,061	$110,580	$87,990	$390,211	$102,551	$1,548,965

June 30, 2022	2022	2021	2020	2019	2018	Prior
Home equity
Performing	$8,025	$8,142	$5,524	$3,265	$2,595	$8,623	$89,514	$125,688
Non-performing	—	—	—	—	—	—	54	54
Total	$8,025	$8,142	$5,524	$3,265	$2,595	$8,623	$89,568	$125,742

December 31, 2021	2021	2020	2019	2018	2017	Prior
Home equity
Performing	$9,008	$6,474	$3,582	$2,949	$1,431	$8,176	$90,685	$122,305
Non-performing	—	—	—	—	—	—	40	40
Total	$9,008	$6,474	$3,582	$2,949	$1,431	$8,176	$90,725	$122,345

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Consumer
Performing	$10,140	$10,184	$7,105	$5,803	$3,265	$6,738	$1,345	$44,580
Non-performing	—	—	—	—	—	—	—	—
Total	$10,140	$10,184	$7,105	$5,803	$3,265	$6,738	$1,345	$44,580

December 31, 2021	2021	2020	2019	2018	2017	Prior
Consumer
Performing	$13,584	$9,545	$8,313	$4,920	$1,324	$1,624	$1,591	$40,901
Non-performing	—	—	—	—	—	—	—	—
Total	$13,584	$9,545	$8,313	$4,920	$1,324	$1,624	$1,591	$40,901

Note F –Derivative Instruments

As of June 30, 2022 and December 31, 2021, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$61,736	$1,101	$532,136	$20,614
Loan interest rate swap - liabilities	616,040	42,085	138,138	3,560

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	628,311	43,213	147,644	3,867
Loan interest rate swap - liabilities	61,736	1,101	535,577	20,679

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income (expense) - derivative assets	$15,448	$4,854	$18,524	$(18,140)
Other (expense) income - derivative liabilities	(15,448)	(4,854)	(18,524)	18,140
Other income (expense) - derivative liabilities	311	(185)	888	352

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has posted collateral with a value of $29.4 million and $34.8 million as of June 30, 2022 and December 31, 2021, respectively.

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $348.0 million and $363.6 million as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022 and 2021, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes. The fair value of these hedges was $12.3 million and $4.3 million at June 30, 2022 and December 31, 2021, respectively, and was included within other assets in the Consolidated Balance Sheets.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	June 30, 2022	December 31, 2021
Investment securities available for sale, at fair value	$(12,350)	$(4,711)
Other assets	12,338	4,308
Cumulative adjustment to Interest and dividends on investment securities	12	403

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares and performance share units that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2022, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2022		2021
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	146,755	$72.16	158,554	$67.40
Granted	33,159	77.54	38,036	76.65
Vested	(41,635)	72.54	(52,050)	61.23
Outstanding at June 30	138,279	$73.58	144,540	$71.75

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended June 30		Six months ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense associated with restricted shares	$683	$691	$1,345	$1,475

At period-end:			June 30, 2022
Unrecognized stock-based compensation expense associated with restricted shares			$5,699
Weighted average period (in years) in which the above amount is expected to be recognized			3.1

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2022 and 2021, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income, (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Components of net periodic cost:
Interest cost	$90	$83	$180	$166
Expected return on plan assets	(221)	(205)	(442)	(410)
Net amortization and deferral	195	280	390	561
Net Periodic Pension Cost	$64	$158	$128	$317

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

Credit-Related Financial Instruments

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	June 30, 2022	December 31, 2021
Commitments to extend credit:
Home equity lines	$226,151	$221,119
Commercial real estate	70,646	50,760
Other commitments	228,228	242,250
Standby letters of credit	5,988	6,023
Commercial letters of credit	1,981	173

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

Note I –Accumulated Other Comprehensive (Loss) Income

The activity in accumulated other comprehensive (loss) income is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 24%.

	Three months ended June 30,			Six months ended June 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2022
Beginning Balance	$(3,485)	$(41,229)	$(44,714)	$(3,485)	$17,745	$14,260

Other comprehensive loss before reclassifications	—	(39,269)	(39,269)	—	(98,243)	(98,243)
	—	(39,269)	(39,269)	—	(98,243)	(98,243)

Ending Balance	$(3,485)	$(80,498)	$(83,983)	$(3,485)	$(80,498)	$(83,983)

2021
Beginning Balance	$(5,661)	$21,289	$15,628	$(5,661)	$36,894	$31,233

Other comprehensive income (loss) before reclassifications	—	6,960	6,960	—	(8,430)	(8,430)
Amounts reclassified from other comprehensive income	—	(22)	(22)	—	(237)	(237)
	—	6,938	6,938	—	(8,667)	(8,667)

Ending Balance	$(5,661)	$28,227	$22,566	$(5,661)	$28,227	$22,566

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Consolidated Statements
	2022	2021	2022	2021	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$—	$29	$—	$312	Gains on sale of investment securities, net
Related income tax expense	—	(7)	—	(75)	Income tax expense
Net effect on accumulated other comprehensive (loss) income	$—	$22	$—	$237

Note J – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income available to common shareholders	$22,683	$22,148	$44,025	$41,962
Less: earnings allocated to participating securities	(203)	(206)	(403)	(385)
Net earnings allocated to common shareholders	$22,480	$21,942	$43,622	$41,577

Distributed earnings allocated to common stock	$8,837	$8,921	$17,671	$17,845
Undistributed earnings allocated to common stock	13,643	13,021	25,951	23,732
Net earnings allocated to common shareholders	$22,480	$21,942	$43,622	$41,577

Average shares outstanding	14,888	15,573	14,930	15,614
Effect of dilutive securities:
Employee stock awards	21	21	24	26
Shares for diluted earnings per share	14,909	15,594	14,954	15,640

Basic earnings per share	$1.51	$1.41	$2.92	$2.66
Diluted earnings per share	$1.51	$1.41	$2.92	$2.66

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at June 30, 2022.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2022
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$243,497	$—	$243,497	$—
Mortgage-backed securities:
U.S. Government agencies	1,216,496	—	1,216,496	—
Private label	7,884	—	5,028	2,856
Trust preferred securities	3,800	—	3,800	—
Corporate securities	25,550	—	25,550	—
Marketable equity securities	7,888	3,975	3,913	—
Certificates of deposit held for investment	996	—	996	—
Derivative assets	56,688	—	56,688	—
Financial Liabilities
Derivative liabilities	43,186	—	43,186	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	946	—	—	946	(20)

December 31, 2021
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$272,216	$—	$272,216	$—
Mortgage-backed securities:
U.S. Government agencies	1,094,311	—	1,094,311	—
Private label	9,108	—	5,647	3,461
Trust preferred securities	4,203	—	4,203	—
Corporate securities	28,327	—	28,327	—
Marketable equity securities	9,211	4,134	5,077	—
Certificates of deposit held for investment	996	—	996	—
Derivative assets	29,029	—	29,029	—
Financial Liabilities
Derivative liabilities	24,283	—	24,283	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$—	$—	$—	$—	$(478)
Non-Financial Assets
Other real estate owned	1,319	—	—	1,319	(2)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the six months ended June 30, 2022 and 2021, collateral discounts ranged from 10% to 30%. During the six months ended June 30, 2022 and 2021, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets:
Cash and cash equivalents	$696,979	$696,979	$696,979	$—	$—
Securities available-for-sale	1,497,227	1,497,227	—	1,494,371	2,856
Marketable equity securities	7,888	7,888	3,975	3,913	—
Net loans	3,549,743	3,469,399	—	—	3,469,399
Accrued interest receivable	16,342	16,342	16,342	—	—
Derivative assets	56,688	56,688	—	56,688	—

Liabilities:
Deposits	5,141,928	4,582,619	3,610,268	972,351	—
Short-term debt	402,368	402,368	—	402,368	—
Accrued interest payable	478	478	478	—	—
Derivative liabilities	43,186	43,186	—	43,186	—

December 31, 2021
Assets:
Cash and cash equivalents	$634,631	$634,631	$634,631	$—	$—
Securities available-for-sale	1,408,165	1,408,165	—	1,404,704	3,461
Marketable equity securities	9,211	9,211	4,134	5,077	—
Net loans	3,525,648	3,456,539	—	—	3,456,539
Accrued interest receivable	15,627	15,627	15,627	—	—
Derivative assets	29,029	29,029	—	29,029	—

Liabilities:
Deposits	4,925,336	4,926,724	3,856,421	1,070,303	—
Short-term debt	312,458	312,458	—	312,458	—
Accrued interest payable	600	600	600	—	—
Derivative liabilities	24,283	24,283	—	24,283	—

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

Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off in the future. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These evaluations are conducted at least quarterly and more frequently if deemed necessary. Additionally, all commercial loans within the portfolio are subject to internal risk grading. Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the June 30, 2022 estimate, the Company assumed a 2-year unemployment forecast range of 3.7% to 5.0%, compared to 3.5% to 5.2% in both the March 31, 2022 and December 31, 2021 estimates. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. Based on sensitivity of the portfolio, leaving the unemployment forecast range unchanged would have increased the reserve $0.4 million.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $1.9 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $3.7 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the June 30, 2022 estimate, management assigned a “moderate decline,” or 0.005% increase, to the Interest Rate Risk factor for all pools due to the rising rate environment. In total, the change increased the ACL (Allowance for Credit Losses) by approximately $0.4 million.

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

Financial Summary

Six months ended June 30, 2022 vs. 2021

The Company's financial performance is summarized in the following table:

	Six months ended June 30,
	2022	2021

Net income available to common shareholders (in thousands)	$44,025	$41,962
Earnings per common share, basic	$2.92	$2.66
Earnings per common share, diluted	$2.92	$2.66
Dividend payout ratio	41.1%	43.6%
ROA*	1.47%	1.44%
ROE*	13.6%	11.9%
ROATCE*	16.6%	14.3%
Average equity to average assets ratio	10.8%	12.1%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the six months ended June 30, 2022 increased $3.8 million compared to the six months ended June 30, 2021 (see Net Interest Income). The Company recorded a recovery of credit losses of $0.8 million for the six months ended June 30, 2022 compared to a recovery of credit losses of $2.4 million for the six months ended June 30, 2021 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $1.2 million and non-interest expense increased $0.8 million for the six months ended June 30, 2022 from the six months ended June 30, 2021.

Financial Summary

Three months ended June 30, 2022 vs. 2021

The Company's financial performance is summarized in the following table:

	Three months ended June 30,
	2022	2021

Net income available to common shareholders (in thousands)	$22,683	$22,148
Earnings per common share, basic	$1.51	$1.41
Earnings per common share, diluted	$1.51	$1.41
Dividend payout ratio	39.8%	41.2%
ROA*	1.51%	1.49%
ROE*	14.7%	12.6%
ROATCE*	18.1%	15.2%
Average equity to average assets ratio	10.3%	11.8%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended June 30, 2022 increased $3.4 million compared to the three months ended June 30, 2021 (see Net Interest Income). The Company recorded no provision for credit losses for the three months ended June 30, 2022 compared to a $2.0 million recovery of credit losses for the three months ended June 30, 2021 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.4 million and non-interest expense increased $1.1 million for the three months ended June 30, 2022 from the three months ended June 30, 2021.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2021 are summarized in the following table (in millions):

	June 30,	December 31,
	2022	2021	$ Change	% Change

Investment securities	$1,521.6	$1,433.7	$87.9	6.1%
Gross loans	3,566.8	3,543.8	23.0	0.6%

Total deposits	5,141.9	4,925.3	216.6	4.4%
Customer repurchase agreements	402.4	312.5	89.9	28.8%

Investment securities increased $87.9 million (6.1%) from December 31, 2021 to $1.5 billion at June 30, 2022, as the Company elected to invest a portion of its excess deposits into investment securities.

Gross loans increased $23.0 million (0.6%) from December 31, 2021 to $3.57 billion at June 30, 2022. PPP loans decreased $6.5 million from $6.6 million at December 31, 2021 to $0.1 million at June 30, 2022. Excluding outstanding PPP loans (included in the commercial and industrial loan category), total loans increased $29.4 million, (0.8%), from December 31, 2021 to $3.57 billion at June 30, 2022. Residential real estate loans increased $102.0 million (6.6%) and commercial and industrial loans (excluding PPP loans) increased $20.8 million (6.1%). These increases were partially offset by lower commercial real estate loans ($97.0 million, or 6.6%).

Total deposits increased $216.6 million (4.4%) from December 31, 2021 to $5.14 billion at June 30, 2022. Noninterest-bearing demand deposit balances increased $158.5 million, savings deposit balances increased $88.2 million, and demand deposit balances increased $53.2 million. These increases were partially offset by an $83.4 million decrease in time deposit balances.

Customer repurchase agreements increased $89.9 million to $402.4 million at June 30, 2022 due to the liquidity needs of the Company's customers.

Net Interest Income

Six months ended June 30, 2022 vs. 2021

The Company’s tax equivalent net interest income increased $3.7 million for the six months ended June 30, 2022. An increase in average investment securities ($225 million) added $2.5 million to interest income and lower rates paid on time deposits and lower time deposit balances decreased interest expense by $2.1 million and $0.8 million, respectively. Higher rates paid on deposits in depository institutions increased net interest income by $0.8 million. These increases were partially offset by lower loan fees which decreased interest income by $1.0 million (due to a decrease in PPP loan fees) and lower yields on loans (3 basis points), which lowered interest income by $0.6 million. In addition, lower accretion decreased interest income by $0.5 million. The Company’s reported net interest margin increased from 2.86% for the six months ended June 30, 2021 to 2.93% for the six months ended June 30, 2022.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Six months ended June 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,697,727	$31,659	3.76%	$1,675,222	$32,987	3.97%
Commercial, financial, and agriculture(2)	1,801,999	31,952	3.58	1,837,947	32,701	3.59
Installment loans to individuals(2),(3)	43,916	1,238	5.68	50,187	1,426	5.73
Previously securitized loans(4)	***	233	***	***	324	***
Total loans	3,543,642	65,082	3.70	3,563,356	67,438	3.82
Securities:
Taxable	1,238,361	13,770	2.24	995,871	11,174	2.26
Tax-exempt(5)	223,992	3,065	2.76	241,924	3,220	2.68
Total securities	1,462,353	16,835	2.32	1,237,795	14,394	2.35
Deposits in depository institutions	490,445	1,020	0.42	571,130	280	0.10
Total interest-earning assets	5,496,440	82,937	3.04	5,372,281	82,112	3.08
Cash and due from banks	102,171			85,998
Bank premises and equipment	73,354			76,748
Goodwill and intangible assets	116,818			118,270
Other assets	237,115			212,051
Less: allowance for credit losses	(18,103)			(24,302)
Total assets	$6,007,795			$5,841,046

Liabilities
Interest-bearing demand deposits	$1,149,277	$278	0.05%	$1,039,260	$246	0.05%
Savings deposits	1,407,416	357	0.05	1,254,752	346	0.06
Time deposits(2)	1,026,149	2,214	0.44	1,208,925	5,149	0.86
Short-term borrowings	282,228	238	0.17	297,990	243	0.16
Total interest-bearing liabilities	3,865,070	3,087	0.16	3,800,927	5,984	0.32
Noninterest-bearing demand deposits	1,417,060			1,254,938
Other liabilities	79,610			81,273
Stockholders’ equity	646,055			703,908
Total liabilities and stockholders’ equity	$6,007,795			$5,841,046
Net interest income		$79,850			$76,128
Net yield on earning assets			2.93%			2.86%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

	Loan fees (includes PPP fees)	$301	$1,323

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2022	2021
	Residential real estate	$167	$317
	Commercial, financial and agriculture	404	690
	Installment loans to individuals	34	51
	Time deposits	41	97
		$646	$1,155

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Six months ended June 30, 2022 vs. 2021
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$443	$(1,771)	$(1,328)
Commercial, financial, and agriculture	(640)	(109)	(749)
Installment loans to individuals	(178)	(10)	(188)
Previously securitized loans	—	(91)	(91)
Total loans	(375)	(1,981)	(2,356)
Securities:
Taxable	2,721	(125)	2,596
Tax-exempt(1)	(239)	84	(155)
Total securities	2,482	(41)	2,441
Deposits in depository institutions	(40)	780	740
Total interest-earning assets	$2,067	$(1,242)	$825
Interest-bearing liabilities:
Interest-bearing demand deposits	$26	$6	$32
Savings deposits	42	(31)	11
Time deposits	(778)	(2,157)	(2,935)
Short-term borrowings	(13)	8	(5)
Total interest-bearing liabilities	(723)	(2,174)	(2,897)
Net Interest Income	$2,790	$932	$3,722
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended June 30, 2022 vs. 2021

The Company’s tax equivalent net interest income increased $3.4 million for the three months ended June 30, 2022. An increase in average investment securities ($194 million) and higher yields on investment securities (10 basis points) added $1.1 million and $0.4 million, respectively, to interest income. Lower rates paid on time deposits and lower time deposit balances decreased interest expense by $0.9 million and $0.3 million, respectively. Higher rates paid on deposits in depository institutions increased net interest income by $0.7 million and higher yields on loans increased net interest income by $0.7 million. The Company’s reported net interest margin increased from 2.81% for the three months ended June 30, 2021 to 3.04% for the three months ended June 30, 2022.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended June 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,730,617	$16,063	3.72%	$1,652,165	$16,135	3.92%
Commercial, financial, and agriculture(2)	1,785,511	16,421	3.69	1,839,478	16,158	3.52
Installment loans to individuals(2),(3)	43,585	631	5.81	49,522	713	5.77
Previously securitized loans(4)	***	93	***	***	109	***
Total loans	3,559,713	33,208	3.74	3,541,165	33,115	3.75
Securities:
Taxable	1,269,049	7,548	2.39	1,046,008	5,932	2.27
Tax-exempt(5)	215,603	1,526	2.84	244,233	1,633	2.68
Total securities	1,484,652	9,074	2.45	1,290,241	7,565	2.35
Deposits in depository institutions	441,239	781	0.71	628,158	162	0.10
Total interest-earning assets	5,485,604	43,063	3.15	5,459,564	40,842	3.00
Cash and due from banks	102,532			92,243
Bank premises and equipment	72,887			76,660
Goodwill and intangible assets	116,645			118,088
Other assets	256,354			206,709
Less: allowance for credit losses	(17,755)			(23,701)
Total assets	$6,016,267			$5,929,563

Liabilities
Interest-bearing demand deposits	$1,156,200	$148	0.05%	$1,069,896	$122	0.05%
Savings deposits	1,430,121	182	0.05	1,287,966	163	0.05
Time deposits(2)	1,004,356	999	0.40	1,181,953	2,175	0.74
Short-term borrowings	288,031	123	0.17	305,134	125	0.16
Total interest-bearing liabilities	3,878,708	1,452	0.15	3,844,949	2,585	0.27
Noninterest-bearing demand deposits	1,435,256			1,311,340
Other liabilities	85,075			72,940
Shareholders’ equity	617,228			700,334
Total liabilities and shareholders’ equity	$6,016,267			$5,929,563
Net interest income		$41,611			$38,257
Net yield on earning assets			3.04%			2.81%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

	Loan fees, net (includes PPP fees)	$3	$488

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2022	2021
	Residential real estate	$77	$211
	Commercial, financial and agriculture	118	365
	Installment loans to individuals	15	23
	Time deposits	21	48
		$231	$647

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended June 30, 2022 vs. 2021
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$766	$(838)	$(72)
Commercial, financial, and agriculture	(474)	737	263
Installment loans to individuals	(85)	3	(82)
Previously securitized loans	—	(16)	(16)
Total loans	207	(114)	93
Securities:
Taxable	1,265	351	1,616
Tax-exempt(1)	(191)	84	(107)
Total securities	1,074	435	1,509
Deposits in depository institutions	(48)	667	619
Total interest-earning assets	$1,233	$988	$2,221
Interest-bearing liabilities:
Interest-bearing demand deposits	$10	$16	$26
Savings deposits	18	1	19
Time deposits	(327)	(849)	(1,176)
Short-term borrowings	(7)	5	(2)
Total interest-bearing liabilities	$(306)	$(827)	$(1,133)
Net Interest Income	$1,539	$1,815	$3,354
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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net interest income (GAAP)	$41,290	$37,914	$79,206	$75,454
Taxable equivalent adjustment	321	343	644	674
Net interest income, fully taxable equivalent	$41,611	$38,257	$79,850	$76,128
Less accretion income	(231)	(647)	(646)	(1,155)
Net interest income excluding accretion income	$41,380	$37,610	$79,204	$74,973

Equity to assets (GAAP)	9.48%	11.78%
Effect of goodwill and other intangibles, net	(1.72)	(1.80)
Tangible common equity to tangible assets	7.76%	9.98%

Loans

Table Five
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	June 30, 2022	December 31, 2021	June 30, 2021
Commercial and industrial	360,481	346,184	358,583

1-4 Family	108,765	107,873	108,079
Hotels	337,910	311,315	290,119
Multi-family	203,856	215,677	212,715
Non Residential Non-Owner Occupied	551,240	639,818	653,264
Non Residential Owner Occupied	180,188	204,233	209,100
Commercial real estate	1,381,959	1,478,916	1,473,277

Residential real estate	1,651,005	1,548,965	1,521,102
Home equity	125,742	122,345	127,608
Consumer	44,580	40,901	45,184
DDA overdrafts	2,991	6,503	3,662
Total loans	$3,566,758	$3,543,814	$3,529,416

Loan balances increased $23.0 million from December 31, 2021 to June 30, 2022.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Included in C&I loans are PPP loans of $0.1 million at June 30, 2022, which decreased $6.5 million from December 31, 2021. Excluding PPP loans, C&I loans increased $20.7 million from December 31, 2021 to June 30, 2022.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $97.0 million from December 31, 2021 to June 30, 2022. At June 30, 2022, $6.8 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans increased $0.9 million from December 31, 2021 to June 30, 2022. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $108.8 million as of June 30, 2022. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans increased $26.6 million from December 31, 2021 to June 30, 2022. The Hotel portfolio is comprised of all lodging establishments and totaled $337.9 million as of June 30, 2022. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $11.8 million from December 31, 2021 to June 30, 2022. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $203.9 million as of June 30, 2022. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $551.2 million at June 30, 2022 and decreased $88.6 million from December 31, 2021 to June 30, 2022. Nonresidential owner-occupied commercial real estate totaled $180.2 million at June 30, 2022 and decreased $24.0 million from December 31, 2021. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans increased $102.0 million from December 31, 2021 to June 30, 2022.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3, 5 and 7 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At June 30, 2022, $18.8 million of the residential real estate loans were for properties under construction.

Home equity loans increased $3.4 million during the first six months of 2022.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $3.7 million during the first six months of 2022.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the ACL, the Company did not record a provision for credit losses in the second quarter of 2022, compared to a recovery of credit losses of $2.0 million for the comparable period in 2021.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of June 30, 2022 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of June 30,		As of December 31,
	2022	2021	2021
Commercial and industrial	$3,519	$3,356	$3,480

1-4 Family	574	697	598
Hotels	2,508	1,488	2,426
Multi-family	460	562	483
Non Residential Non-Owner Occupied	2,096	3,009	2,319
Non Residential Owner Occupied	1,395	2,611	1,485
Commercial real estate	7,033	8,367	7,311
Residential real estate	4,994	6,791	5,716
Home equity	338	468	517
Consumer	78	245	106
DDA overdrafts	1,053	789	1,036
Allowance for Credit Losses	$17,015	$20,016	$18,166

The ACL decreased from $18.2 million at December 31, 2021 to $17.0 million at June 30, 2022. The allowance related to the residential real estate loan portfolio decreased from $5.7 million at December 31, 2021 to $5.0 million at June 30, 2022 largely due to the repayment of a loan from a previous acquisition and release of the associated credit mark.

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2022 vs. 2021
(in millions)

	Six months ended June 30,
	2022	2021	$ Change	% Change
Net investment securities (losses) gains	$(1.3)	$0.7	$(2.0)	(285.7)%
Non-interest income, excluding net investment securities (losses) gains	36.6	33.4	3.2	9.6
Non-interest expense	60.2	59.4	0.8	1.3

Non-Interest Income: Non-interest income was $35.3 million for the six months ended June 30, 2022, as compared to $34.1 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company reported $1.3 million of unrealized fair value losses compared to $0.7 million unrealized fair value gains on the Company's equity securities and gains on sale of the Company's equity securities during the six months ended June 30, 2021. Excluding these items, non-interest income increased from $33.4 million for the six months ended June 30, 2021 to $36.6 million for the six months ended June 30, 2022. This increase was largely attributable to an increase of $2.0 million in service charges, a $0.6 million increase in bank owned life insurance, a $0.3 million increase in trust and investment management fee income, and a $0.3 million increase in other income.

Non-Interest Expense: Non-interest expenses increased $0.8 million (1.3%), from $59.4 million in the first six months of 2021 to $60.2 million in the first six months of 2022 mainly due to an increase in salaries and employee benefits ($0.8 million).

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2022 was 20.0% compared to 20.2% for the six months ended June 30, 2021.

Non-Interest Income and Non-Interest Expense

Three months ended June 30, 2022 vs. 2021
(in millions)

	Three months ended June 30,
	2022	2021	$ Change	% Change
Net investment securities (losses) gains	$(0.6)	$0.4	$(1.0)	(250.0)%
Non-interest income, excluding net investment securities (losses) gains	18.5	17.0	1.5	8.8%
Non-interest expense	30.7	29.6	1.1	3.8%

Non-Interest Income: Non-interest income was $17.8 million for the second quarter of 2022 as compared to $17.4 million for the second quarter of 2021. During the second quarter of 2022, the Company reported $0.6 million of unrealized fair value losses on the Company’s equity securities as compared to $0.4 million of unrealized fair value gains on the Company’s equity securities in the second quarter of 2021. Exclusive of these gains and losses, non-interest income increased from $17.0 million for the second quarter of 2021 to $18.5 million for the second quarter of 2022. This increase was primarily due to increases in service charges ($1.2 million, or 19.9%) and other revenue ($0.3 million, or 32.1%).

Non-Interest Expense: Non-interest expenses increased $1.1 million (3.8%), from $29.6 million in the second quarter of 2021 to $30.7 million in the second quarter of 2022. This increase was largely due to increased salary and employee benefits of $0.9 million. As anticipated, salary increases (4.7%) from the quarter ended June 30, 2021, were higher than the Company has typically experienced.

Income Tax Expense: The Company's effective income tax rate for the three months ended June 30, 2022 and June 2021 was 20.3%.

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

The Company’s policy objective is to avoid negative fluctuations in net income or the economic value of equity of more than 15% within a 12-month period, assuming an immediate parallel increase of 100 to 300 basis points. The Company measures the long-term risk associated with sustained increases and decreases in rates through analysis of the impact to changes in rates on the economic value of equity.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
June 30, 2022
+300	4.75%	-2.8%
+200	3.75	+0.4
+100	2.75	+1.4

December 31, 2021
+300	3.25%	+14.1%
+200	2.25	+12.5
+100	1.25	+8.5
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

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2022, City National could pay dividends up to $76.5 million plus net profits for the remainder of 2022, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $35.7 million on an annualized basis over the next 12 months based on common shares outstanding at June 30, 2022.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.2 million of additional cash over the next 12 months. As of June 30, 2022, City Holding reported a cash balance of $5.3 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of June 30, 2022, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of June 30, 2022, City National has the capacity to borrow $2.1 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 56.9% as of June 30, 2022 and deposit balances fund 82.4% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.5 billion at June 30, 2022, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $402.4 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 66.6% of the Company’s total assets.

As illustrated in the consolidated statements of cash flows, the Company generated $45.4 million of cash from operating activities during the first six months of 2022, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $252.4 million of cash in investing activities during the first six months of 2022, primarily due to purchases of securities available-for-sale of $362.8 million and an increase in loans of $22.6 million. This decrease was partially offset by proceeds from maturities and calls of securities available-for-sale of $131.3 million. The Company generated $269.4 million of cash in financing activities during the first six months of 2022, principally as a result of an increase in non-interest-bearing deposits of $158.5 million, short-term borrowings of $89.9 million, and interest-bearing deposits of $58.1 million. This increase was partially offset by purchases of treasury stock of $19.3 million and dividends paid to the Company's common stockholders of $18.1 million.

Capital Resources

Shareholders' equity decreased $89.1 million for the six months ended June 30, 2022, primarily due to other comprehensive loss of $98.2 million, the repurchase of 246,450 common shares at a weighted average price of $78.29 per share ($19.3 million) as part of one million share repurchase plans authorized by the Board of Directors in March 2021 and May 2022, and cash dividends declared of $17.9 million. These decreases were partially offset by net income of $44.0 million and stock based related compensation expense of $1.7 million.

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

June 30, 2022	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$564,158	15.9%	$249,077	7.0%	$231,286	6.5%
City National Bank	523,705	14.8%	247,645	7.0%	229,956	6.5%
Tier I Capital
City Holding Company	564,158	15.9%	302,451	8.5%	284,660	8.0%
City National Bank	523,705	14.8%	300,712	8.5%	283,023	8.0%
Total Capital
City Holding Company	578,657	16.3%	373,616	10.5%	355,825	10.0%
City National Bank	538,204	15.2%	371,467	10.5%	353,778	10.0%
Tier I Leverage Ratio
City Holding Company	564,158	9.4%	239,637	4.0%	299,546	5.0%
City National Bank	523,705	8.8%	237,847	4.0%	297,309	5.0%

December 31, 2021	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$555,532	16.1%	$241,772	7.0%	$224,503	6.5%
City National Bank	492,721	14.4%	240,392	7.0%	223,221	6.5%
Tier I Capital
City Holding Company	555,532	16.1%	293,581	8.5%	276,311	8.0%
City National Bank	492,721	14.4%	291,905	8.5%	274,734	8.0%
Total Capital
City Holding Company	570,336	16.5%	362,659	10.5%	345,389	10.0%
City National Bank	507,526	14.8%	360,588	10.5%	343,418	10.0%
Tier I Leverage Ratio
City Holding Company	555,532	9.4%	235,403	4.0%	294,254	5.0%
City National Bank	492,721	8.5%	233,342	4.0%	291,678	5.0%

As of June 30, 2022, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of June 30, 2022, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On May 25, 2022, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in March 2021. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended June 30, 2022:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
April 1 - April 30, 2022	81,200	76.35	804,330	195,670
May 1 - May 31, 2022	25,000	79.57	829,330	997,000
June 1 - June 30, 2022	102,043	79.59	931,373	894,957

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

Date: August 4, 2022