Form 10-Q
period 2022-09-30
CITY HOLDING CO
filed 2022-11-03
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The registrant had outstanding 14,855,734 shares of common stock as of November 1, 2022.

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

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$65,051	$101,804
Interest-bearing deposits in depository institutions	233,302	532,827
Cash and Cash Equivalents	298,353	634,631

Investment securities available for sale, at fair value	1,489,392	1,408,165
Other securities	24,372	25,531
Total Investment Securities	1,513,764	1,433,696

Gross loans	3,628,752	3,543,814
Allowance for credit losses	(17,011)	(18,166)
Net Loans	3,611,741	3,525,648

Bank owned life insurance	121,283	120,978
Premises and equipment, net	71,686	74,071
Accrued interest receivable	17,256	15,627
Deferred tax assets, net	49,888	63
Goodwill and other intangible assets, net	116,081	117,121
Other assets	147,716	81,860
Total Assets	$5,947,768	$6,003,695

Liabilities
Deposits:
Noninterest-bearing	$1,429,281	$1,373,125
Interest-bearing:
Demand deposits	1,160,970	1,135,848
Savings deposits	1,427,785	1,347,448
Time deposits	939,769	1,068,915
Total Deposits	4,957,805	4,925,336

Securities sold under agreements to repurchase	304,807	312,458
Other liabilities	136,868	84,796
Total Liabilities	5,399,480	5,322,590

Commitments and contingencies - see Note H

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at September 30, 2022 and December 31, 2021, less 4,191,814 and 3,985,690 shares in treasury, respectively	47,619	47,619
Capital surplus	170,138	170,942
Retained earnings	685,657	641,826
Cost of common stock in treasury	(209,644)	(193,542)
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on securities available-for-sale	(141,997)	17,745
Underfunded pension liability	(3,485)	(3,485)
Total Accumulated Other Comprehensive (Loss) Income	(145,482)	14,260
Total Shareholders’ Equity	548,288	681,105
Total Liabilities and Shareholders’ Equity	$5,947,768	$6,003,695

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Interest and fees on loans	$38,493	$33,961	$103,575	$101,399
Interest and dividends on investment securities:
Taxable	9,556	6,144	23,327	17,318
Tax-exempt	1,228	1,257	3,650	3,801
Interest on deposits in depository institutions	1,530	196	2,549	476
Total Interest Income	50,807	41,558	133,101	122,994

Interest Expense
Interest on deposits	1,585	1,955	4,433	7,695
Interest on short-term borrowings	440	115	677	357
Total Interest Expense	2,025	2,070	5,110	8,052
Net Interest Income	48,782	39,488	127,991	114,942
Provision for (recovery of) credit losses	730	(725)	(26)	(3,165)
Net Interest Income After Provision for (Recovery of) Credit Losses	48,052	40,213	128,017	118,107

Non-Interest Income
Gains on sale of investment securities, net	—	—	—	312
Unrealized gains (losses) recognized on equity securities still held, net	1	93	(1,322)	452
Service charges	7,487	6,706	21,281	18,482
Bankcard revenue	7,052	6,791	20,558	20,225
Trust and investment management fee income	2,158	2,172	6,455	6,217
Bank owned life insurance	754	747	3,746	3,147
Other income	792	1,438	2,825	3,190
Total Non-Interest Income	18,244	17,947	53,543	52,025

Non-Interest Expense
Salaries and employee benefits	17,398	15,321	49,386	46,551
Occupancy related expense	2,664	2,507	7,993	7,654
Equipment and software related expense	2,949	2,554	8,452	7,753
FDIC insurance expense	416	396	1,259	1,183
Advertising	854	804	2,603	2,509
Bankcard expenses	1,405	1,549	4,676	4,879
Postage, delivery, and statement mailings	578	573	1,765	1,733
Office supplies	466	406	1,303	1,169
Legal and professional fees	532	610	1,584	1,874
Telecommunications	651	790	1,988	2,156
Repossessed asset (gains) losses, net of expenses	(3)	(108)	4	(28)
Other expenses	3,591	3,776	10,701	11,128
Total Non-Interest Expense	31,501	29,178	91,714	88,561
Income Before Income Taxes	34,795	28,982	89,846	81,571
Income tax expense	7,421	6,250	18,438	16,877
Net Income Available to Common Shareholders	$27,374	$22,732	$71,408	$64,694

Average shares outstanding, basic	14,776	15,279	14,878	15,501
Effect of dilutive securities	24	23	23	25
Average shares outstanding, diluted	14,800	15,302	14,901	15,526

Basic earnings per common share	$1.84	$1.47	$4.75	$4.13
Diluted earnings per common share	$1.83	$1.47	$4.75	$4.13

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income available to common shareholders	$27,374	$22,732	$71,408	$64,694

Available-for-Sale Securities
Unrealized (losses) gains on available-for-sale securities arising during the period	(81,133)	(9,666)	(210,741)	(20,752)
Reclassification adjustment for gains	—	—	—	(312)
Other comprehensive (loss) income before income taxes	(81,133)	(9,666)	(210,741)	(21,064)
Tax effect	19,634	2,317	50,999	5,048
Other comprehensive (loss) income, net of tax	(61,499)	(7,349)	(159,742)	(16,016)

Comprehensive (Loss) Income, Net of Tax	$(34,125)	$15,383	$(88,334)	$48,678

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended September 30, 2022 and 2021
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2021	$47,619	$169,674	$613,553	$(157,936)	$22,566	$695,476
Net income	—	—	22,732	—	—	22,732
Other comprehensive loss	—	—	—	—	(7,349)	(7,349)
Cash dividends declared ($0.58 per share)	—	—	(8,822)	—	—	(8,822)
Stock-based compensation expense	—	652	—	—	—	652
Restricted awards granted	—	—	—	—	—	—
Exercise of 1,408 stock options	—	(26)	—	111	—	85
Purchase of 336,793 treasury shares	—	—	—	(25,478)	—	(25,478)
Balance at September 30, 2021	$47,619	$170,300	$627,463	$(183,303)	$15,217	$677,296

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at June 30, 2022	$47,619	$169,557	$667,933	$(209,133)	$(83,983)	$591,993
Net income	—	—	27,374	—	—	27,374
Other comprehensive loss	—	—	—	—	(61,499)	(61,499)
Cash dividends declared ($0.65 per share)	—	—	(9,650)	—	—	(9,650)
Stock-based compensation expense	—	754	—	—	—	754
Restricted awards granted	—	(163)	—	163	—	—
Exercise of 556 stock options	—	(10)	—	46	—	36
Purchase of 8,971 treasury shares	—	—	—	(720)	—	(720)
Balance at September 30, 2022	$47,619	$170,138	$685,657	$(209,644)	$(145,482)	$548,288

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2022 and 2021
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2020	$47,619	$171,304	$589,988	$(139,038)	$31,233	$701,106
Net income	—	—	64,694	—	—	64,694
Other comprehensive loss	—	—	—	—	(16,016)	(16,016)
Cash dividends declared ($1.74 per share)	—	—	(27,219)	—	—	(27,219)
Stock-based compensation expense	—	2,430	—	—	—	2,430
Restricted awards granted	—	(1,860)	—	1,860	—	—
Exercise of 13,098 stock options	—	(1,574)	—	2,196	—	622
Purchase of 628,809 treasury shares	—	—	—	(48,321)	—	(48,321)
Balance at September 30, 2021	$47,619	$170,300	$627,463	$(183,303)	$15,217	$677,296

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$47,619	$170,942	$641,826	$(193,542)	$14,260	$681,105
Net income	—	—	71,408	—	—	71,408
Other comprehensive loss	—	—	—	—	(159,742)	(159,742)
Cash dividends declared ($1.85 per share)	—	—	(27,577)	—	—	(27,577)
Stock-based compensation expense	—	2,412	—	—	—	2,412
Restricted awards granted	—	(2,821)	—	2,821	—	—
Exercise of 13,634 stock options	—	(395)	—	1,092	—	697
Purchase of 255,421 treasury shares	—	—	—	(20,015)	—	(20,015)
Balance at September 30, 2022	$47,619	$170,138	$685,657	$(209,644)	$(145,482)	$548,288

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2022	2021
Net income	$71,408	$64,694
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	8,607	6,225
Recovery of credit losses	(26)	(3,165)
Depreciation of premises and equipment	4,033	4,373
Deferred income tax expense	1,181	1,805
Net periodic employee benefit cost	192	443
Pension contributions	—	(1,000)
Unrealized and realized investment securities losses (gains), net	1,322	(763)
Stock-compensation expense	2,412	2,430
Excess tax expense (benefit) from stock-compensation	189	(397)
Increase in value of bank-owned life insurance	(3,746)	(3,147)
Loans held for sale
Loans originated for sale	(29,139)	(28,601)
Proceeds from the sale of loans originated for sale	29,422	28,591
Gain on sale of loans	(283)	(271)
Change in accrued interest receivable	(1,629)	(431)
Change in other assets	(11,312)	(6,486)
Change in other liabilities	9,136	9,393
Net Cash Provided by Operating Activities	81,767	73,693

Net (increase) decrease in loans	(85,289)	99,342
Securities available-for-sale
Purchases	(488,401)	(438,625)
Proceeds from maturities and calls	177,875	213,579
Other investments
Purchases	(280)	(116)
Proceeds from sales	116	4,756
Purchases of premises and equipment	(1,677)	(2,931)
Proceeds from the disposals of premises and equipment	189	367
Proceeds from bank-owned life insurance policies	3,623	2,148
Payments for low income housing tax credits	(2,144)	(1,692)
Net Cash Used in Investing Activities	(395,988)	(123,172)

Net increase in non-interest-bearing deposits	56,156	134,474
Net (decrease) increase in interest-bearing deposits	(23,625)	100,931
Net (decrease) increase in short-term borrowings	(7,651)	686
Purchases of treasury stock	(20,015)	(48,321)
Proceeds from exercise of stock options	697	622
Lease payments	(572)	(632)
Dividends paid	(27,047)	(27,391)
Net Cash (Used in) Provided by Financing Activities	(22,057)	160,369
(Decrease) Increase in Cash and Cash Equivalents	(336,278)	110,890
Cash and cash equivalents at beginning of period	634,631	528,659
Cash and Cash Equivalents at End of Period	$298,353	$639,549

Supplemental Cash Flow Information:
Cash paid for interest	$5,299	$9,111
Cash paid for income taxes	17,834	14,400
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2022

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

On October 18, 2022, the Company announced that City Holding had signed a definitive agreement in which City Holding will acquire Citizens Commerce Bancshares, Inc., ("Citizens") the parent company of Citizens Commerce Bank, Inc., Versailles, Kentucky. Upon completion of the merger, the subsidiary bank of Citizens will merge with and into City National. The merger is expected to close in the first quarter of 2023, pending customary closing conditions, including receipt of required regulatory approvals and the approval by the shareholders of Citizens.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2022. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X, and with Industry Guide 3, Statistical Disclosure by Bank Holding Companies. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

	September 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$282,823	$28	$32,855	$249,996	$263,809	$8,622	$215	$272,216
Mortgage-backed securities:
U.S. government agencies	1,354,218	70	150,486	1,203,802	1,080,381	18,739	4,809	1,094,311
Private label	7,813	—	485	7,328	8,555	553	—	9,108
Trust preferred securities	4,585	—	640	3,945	4,570	—	367	4,203
Corporate securities	27,155	—	2,834	24,321	27,292	1,047	12	28,327
Total Securities Available-for-Sale	$1,676,594	$98	$187,300	$1,489,392	$1,384,607	$28,961	$5,403	$1,408,165

The Company's other investment securities include marketable equity securities, non-marketable equity securities and certificates of deposits held for investment. At September 30, 2022 and December 31, 2021, the Company held $7.9 million and $9.2 million in marketable equity securities, respectively. Changes in the fair value of the marketable equity securities are recorded in "unrealized gains (losses) recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At September 30, 2022 and December 31, 2021, the Company held $15.5 million and $15.3 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. At both September 30, 2022 and December 31, 2021, the Company held $1.0 million in certificates of deposits held for investment.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At September 30, 2022 and December 31, 2021 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2022 and December 31, 2021.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$229,688	$29,945	$12,884	$2,910	$242,572	$32,855
Mortgage-backed securities:
U.S. Government agencies	644,366	81,602	264,596	68,884	908,962	150,486
Private label	7,213	485	—	—	7,213	485
Trust preferred securities	—	—	3,945	640	3,945	640
Corporate securities	30,222	2,741	905	93	31,127	2,834
Total available-for-sale	$911,489	$114,773	$282,330	$72,527	$1,193,819	$187,300

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$13,277	$152	$2,420	$63	$15,697	$215
Mortgage-backed securities:
U.S. Government agencies	521,407	4,802	23,295	7	544,702	4,809
Trust preferred securities	—	—	4,203	367	4,203	367
Corporate securities	988	12	—	—	988	12
Total available-for-sale	$535,672	$4,966	$29,918	$437	$565,590	$5,403

As of September 30, 2022, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of September 30, 2022, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the three months ended September 30, 2022 and 2021, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at September 30, 2022, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$29,703	$3,460
Due after one year through five years	535,293	45,750
Due after five years through ten years	682,768	477,125
Due after ten years	428,830	963,057
Total	$1,676,594	$1,489,392

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Gross realized gains on securities sold	$—	$—	$—	$312
Gross realized losses on securities sold	—	—	—	—
Net investment security gains	$—	$—	$—	$312

Gross unrealized gains recognized on equity securities still held	$105	$100	$119	$481
Gross unrealized losses recognized on equity securities still held	(104)	(7)	(1,441)	(29)
Net unrealized losses recognized on equity securities still held	$1	$93	$(1,322)	$452

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $680 million and $711 million at September 30, 2022 and December 31, 2021, respectively.

Note D –Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2022	December 31, 2021
Commercial and industrial	$375,735	$346,184

1-4 Family	109,710	107,873
Hotels	355,001	311,315
Multi-family	186,440	215,677
Non Residential Non-Owner Occupied	569,369	639,818
Non Residential Owner Occupied	177,673	204,233
Commercial real estate	1,398,193	1,478,916

Residential real estate	1,678,770	1,548,965
Home equity	130,837	122,345
Consumer	41,902	40,901
Demand deposit account (DDA) overdrafts	3,315	6,503
Gross loans	3,628,752	3,543,814
Allowance for credit losses	(17,011)	(18,166)
Net loans	$3,611,741	$3,525,648

Construction loans included in:
Commercial real estate	$4,125	$11,783
Residential real estate	19,333	17,252

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

Note E – Allowance For Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the three and nine months ended September 30, 2022 and 2021 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Nine months ended September 30, 2022
Commercial and industrial	$3,480	$(445)	$240	$137	$3,412

1-4 Family	598	(24)	40	(66)	548
Hotels	2,426	—	—	111	2,537
Multi-family	483	—	—	(59)	424
Non Residential Non-Owner Occupied	2,319	—	47	(236)	2,130
Non Residential Owner Occupied	1,485	—	—	(113)	1,372
Commercial real estate	7,311	(24)	87	(363)	7,011

Residential real estate	5,716	(199)	50	(513)	5,054
Home equity	517	(90)	22	(101)	348
Consumer	106	(48)	76	(37)	97
DDA overdrafts	1,036	(1,951)	1,153	851	1,089
	$18,166	$(2,757)	$1,628	$(26)	$17,011

Nine months ended September 30, 2021
Commercial and industrial	$3,644	$(245)	$140	$(177)	$3,362

1-4 Family	771	(35)	100	(225)	611
Hotels	3,347	(2,075)	—	(39)	1,233
Multi-family	674	—	—	(176)	498
Non Residential Non-Owner Occupied	3,223	(1)	43	(434)	2,831
Non Residential Owner Occupied	2,982	—	54	(407)	2,629
Commercial real estate	10,997	(2,111)	197	(1,281)	7,802

Residential real estate	8,093	(197)	120	(2,042)	5,974
Home equity	630	(119)	84	(123)	472
Consumer	163	(229)	215	1	150
DDA Overdrafts	1,022	(1,516)	1,028	457	991
	$24,549	$(4,417)	$1,784	$(3,165)	$18,751

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Three months ended September 30, 2022
Commercial and industrial	$3,519	$(411)	$149	$155	$3,412

1-4 Family	574	—	6	(32)	548
Hotels	2,508	—	—	29	2,537
Multi-family	460	—	—	(36)	424
Non Residential Non-Owner Occupied	2,096	—	3	31	2,130
Non Residential Owner Occupied	1,395	—	—	(23)	1,372
Commercial real estate	7,033	—	9	(31)	7,011

Residential real estate	4,994	(93)	1	152	5,054
Home equity	338	(71)	2	79	348
Consumer	78	(16)	29	6	97
DDA overdrafts	1,053	(716)	383	369	1,089
	$17,015	$(1,307)	$573	$730	$17,011

Three months ended September 30, 2021
Commercial and industrial	$3,356	$—	$69	$(63)	$3,362

1-4 Family	697	—	7	(93)	611
Hotels	1,488	(392)	—	137	1,233
Multi-family	562	—	—	(64)	498
Non Residential Non-Owner Occupied	3,009	—	6	(184)	2,831
Non Residential Owner Occupied	2,611	—	5	13	2,629
Commercial real estate	8,367	(392)	18	(191)	7,802

Residential real estate	6,791	(18)	29	(828)	5,974
Home equity	535	(47)	58	(74)	472
Consumer	178	(3)	72	(97)	150
DDA Overdrafts	789	(633)	307	528	991
	$20,016	$(1,093)	$553	$(725)	$18,751

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of September 30, 2022 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$—	$785	$—

1-4 Family	—	1,012	—
Hotels	—	114	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	842	—
Non Residential Owner Occupied	—	325	—
Commercial Real Estate	—	2,293	—

Residential Real Estate	127	1,962	—
Home Equity	—	140	—
Consumer	—	—	—
Total	$127	$5,180	$—

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

The Company recognized no interest income on nonaccrual loans during each of the three and nine months ended September 30, 2022 and 2021.

There were no individually evaluated impaired collateral-dependent loans as of September 30, 2022 or December 31, 2021. Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

     The Company would have recognized less than $0.2 million of interest income during each of the three and nine months ended September 30, 2022 and 2021 if such loans had been current in accordance with their original terms. There were no significant commitments to provide additional funds on non-accrual or individually evaluated loans at September 30, 2022.

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

The following tables present the aging of the amortized cost basis in past-due loans as of September 30, 2022 and December 31, 2021 by class of loan (in thousands):

	September 30, 2022
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$221	$—	$—	$221	$374,729	$785	$375,735

1-4 Family	46	—	—	46	108,652	1,012	109,710
Hotels	—	—	—	—	354,887	114	355,001
Multi-family	37	—	—	37	186,403	—	186,440
Non Residential Non-Owner Occupied	138	—	—	138	568,389	842	569,369
Non Residential Owner Occupied	—	—	—	—	177,348	325	177,673
Commercial real estate	221	—	—	221	1,395,679	2,293	1,398,193

Residential real estate	2,841	611	—	3,452	1,673,229	2,089	1,678,770
Home Equity	359	162	—	521	130,176	140	130,837
Consumer	27	—	—	27	41,875	—	41,902
Overdrafts	496	65	—	561	2,754	—	3,315
Total	$4,165	$838	$—	$5,003	$3,618,442	$5,307	$3,628,752

	December 31, 2021
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$116	$177	$43	$336	$344,852	$996	$346,184

1-4 Family	21	—	—	21	106,836	1,016	107,873
Hotels	—	—	—	—	311,202	113	311,315
Multi-family	—	—	—	—	215,677	—	215,677
Non Residential Non-Owner Occupied	—	—	—	—	639,166	652	639,818
Non Residential Owner Occupied	—	—	—	—	203,641	592	204,233
Commercial real estate	21	—	—	21	1,476,522	2,373	1,478,916

Residential real estate	5,166	156	—	5,322	1,540,834	2,809	1,548,965
Home Equity	592	26	—	618	121,687	40	122,345
Consumer	59	1	—	60	40,841	—	40,901
Overdrafts	485	4	—	489	6,014	—	6,503
Total	$6,439	$364	$43	$6,846	$3,530,750	$6,218	$3,543,814

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

The following table sets forth the Company’s TDRs (in thousands). Substantially all of the Company's TDRs are accruing interest.

	September 30, 2022	December 31, 2021
Commercial and industrial	$354	$414

1-4 Family	104	112
Hotels	—	—
Multi-family	—	1,802
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	—	—
Commercial real estate	104	1,914

Residential real estate	15,657	16,943
Home equity	1,614	1,784
Consumer	68	225
Total	17,797	$21,280

The Company has allocated $0.3 million of the allowance for credit losses for these loans as of both September 30, 2022 and December 31, 2021. As of September 30, 2022, the Company has not committed to lend any additional amounts in relation to these loans.

The following table presents loans by class, modified as TDRs, that occurred during the three and nine months ended
September 30, 2022 and 2021, respectively (dollars in thousands):

Three Months Ended
	September 30, 2022			September 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	1	$430	$430

1-4 Family	—	—	—	—	—	—
Hotels	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Non Owner Non-Owner Occupied	—	—	—	—	—	—
Non Owner Owner Occupied	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—

Residential real estate	4	366	366	2	147	147
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$366	$366	3	$577	$577

Nine Months Ended
	September 30, 2022			September 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	1	$430	$430

1-4 Family	—	—	—	—	—	—
Hotels	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Non Owner Non-Owner Occupied	—	—	—	—	—	—
Non Owner Owner Occupied	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—

Residential real estate	12	1,277	1,277	11	705	705
Home equity	1	30	30	—	—	—
Consumer	—	—	—	—	—	—
Total	13	$1,307	$1,307	12	$1,135	$1,135

The TDRs above increased the allowance for credit losses by less than $0.1 million in each of the nine months ended September 30, 2022 and 2021 and resulted in no material charge-offs during those same time periods.

The Company had no material TDRs that subsequently defaulted during 2022.

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

Through September 30, 2022, the Company granted deferrals of approximately $142 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of September 30, 2022, approximately $0.1 million of these loans were still deferring, while approximately $142 million have resumed making their normal loan payment. As of September 30, 2022, approximately $3 million of the loans previously deferred were previously and currently considered TDRs due to Chapter 7 bankruptcies. As of September 30, 2022, all outstanding commercial deferrals had resumed making their normal loan payment.

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

Risk Rating	Description
Pass Ratings:
(a) Exceptional	Loans classified as exceptional are secured with liquid collateral conforming to the internal loan policy. Loans rated within this category pose minimal risk of loss to the bank.
(b) Good	Loans classified as good have similar characteristics that include a strong balance sheet, satisfactory debt service coverage ratios, strong management and/or guarantors, and little exposure to economic cycles. Loans in this category generally have a low chance of loss to the bank.
(c) Acceptable	Loans classified as acceptable have acceptable liquidity levels, adequate debt service coverage ratios, experienced management, and have average exposure to economic cycles. Loans within this category generally have a low risk of loss to the bank.
(d) Pass/watch	Loans classified as pass/watch have erratic levels of leverage and/or liquidity, cash flow is volatile and the borrower is subject to moderate economic risk. A borrower in this category poses a low to moderate risk of loss to the bank.
Special mention	Loans classified as special mention have a potential weakness(es) that deserves management’s close attention. The potential weakness could result in deterioration of the loan repayment or the bank’s credit position at some future date. A loan rated in this category poses a moderate loss risk to the bank.
Substandard	Loans classified as substandard reflect a customer with a well-defined weakness that jeopardizes the liquidation of the debt. Loans in this category have the possibility that the bank will sustain some loss if the deficiencies are not corrected and the bank’s collateral value is weakened by the financial deterioration of the borrower.
Doubtful	Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that make collection of the full contract amount highly improbable. Loans rated in this category are most likely to cause the bank to have a loss due to a collateral shortfall or a negative capital position.

Based on the most recent analysis performed, the risk category of loans by class of loans at September 30, 2022 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial and industrial
Pass	$44,014	$92,804	$62,781	$27,681	$20,657	$11,699	$106,925	$366,561
Special mention	—	—	415	10	—	20	3,245	3,690
Substandard	962	221	466	1,294	287	1,585	669	5,484
Total	$44,976	$93,025	$63,662	$28,985	$20,944	$13,304	$110,839	$375,735

December 31, 2021
Commercial and industrial
Pass	$87,148	$82,946	$41,908	$27,355	$23,895	$6,755	$65,775	$335,782
Special mention	3	480	17	—	21	—	3,324	3,845
Substandard	319	1,531	1,574	510	395	1,550	678	6,557
Total	$87,470	$84,957	$43,499	$27,865	$24,311	$8,305	$69,777	$346,184

September 30, 2022
Commercial real estate -
1-4 Family
Pass	$21,898	$21,944	$13,001	$8,832	$5,042	$24,303	$11,042	$106,062
Special mention	231	172	117	—	—	855	—	1,375
Substandard	85	—	267	62	—	1,859	—	2,273
Total	$22,214	$22,116	$13,385	$8,894	$5,042	$27,017	$11,042	$109,710

December 31, 2021
Commercial real estate -
1-4 Family
Pass	$26,425	$16,163	$10,659	$6,208	$4,250	$28,734	$10,877	$103,316
Special mention	—	122	—	—	—	718	—	840
Substandard	—	276	158	—	722	2,561	—	3,717
Total	$26,425	$16,561	$10,817	$6,208	$4,972	$32,013	$10,877	$107,873

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$86,192	$36,413	$12,455	$60,927	$20,708	$83,168	$327	$300,190
Special mention	—	—	—	24,384	—	—	—	24,384
Substandard	120	29	3,252	—	—	27,026	—	30,427
Total	$86,312	$36,442	$15,707	$85,311	$20,708	$110,194	$327	$355,001

December 31, 2021
Commercial real estate -
Hotels
Pass	$38,197	$16,183	$64,107	$21,222	$41,526	$55,895	$279	$237,409
Special mention	103	—	29,914	—	—	—	—	30,017
Substandard	398	140	15,413	—	5,601	22,337	—	43,889
Total	$38,698	$16,323	$109,434	$21,222	$47,127	$78,232	$279	$311,315

September 30, 2022
Commercial real estate -
Multi-family
Pass	$13,223	$21,941	$66,147	$37,963	$2,208	$44,434	$465	$186,381
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	59	—	59
Total	$13,223	$21,941	$66,147	$37,963	$2,208	$44,493	$465	$186,440

December 31, 2021
Commercial real estate -
Multi-family
Pass	$20,434	$78,837	$53,033	$2,264	$19,783	$38,918	$540	$213,809
Special mention	—	—	1,802	—	—	—	—	1,802
Substandard	—	—	—	—	—	66	—	66
Total	$20,434	$78,837	$54,835	$2,264	$19,783	$38,984	$540	$215,677

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$73,299	$110,169	$90,963	$69,769	$88,428	$127,688	$2,794	$563,110
Special mention	—	112	173	179	—	—	—	464
Substandard	—	623	1	1,339	2,154	1,678	—	5,795
Total	$73,299	$110,904	$91,137	$71,287	$90,582	$129,366	$2,794	$569,369

December 31, 2021
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$144,927	$135,423	$85,296	$99,618	$33,770	$130,342	$2,655	$632,031
Special mention	119	183	186	257	—	138	—	883
Substandard	640	16	1,365	2,134	22	2,727	—	6,904
Total	$145,686	$135,622	$86,847	$102,009	$33,792	$133,207	$2,655	$639,818

September 30, 2022
Commercial real estate -
Non Residential Owner Occupied
Pass	$15,163	$36,723	$17,627	$23,224	$18,251	$45,742	$3,356	$160,086
Special mention	—	—	—	335	—	506	114	955
Substandard	959	194	111	2,123	595	11,651	999	16,632
Total	$16,122	$36,917	$17,738	$25,682	$18,846	$57,899	$4,469	$177,673

December 31, 2021
Commercial real estate -
Non Residential Owner Occupied
Pass	$46,445	$28,535	$25,647	$22,197	$15,296	$37,809	$2,509	$178,438
Special mention	—	30	2,744	42	319	2,295	—	5,430
Substandard	201	113	2,373	635	6,679	9,498	866	20,365
Total	$46,646	$28,678	$30,764	$22,874	$22,294	$49,602	$3,375	$204,233

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$209,774	$227,190	$200,192	$200,717	$134,638	$325,335	$17,983	$1,315,829
Special mention	231	284	290	24,897	—	1,362	114	27,178
Substandard	1,165	846	3,632	3,523	2,748	42,272	1,000	55,186
Total	$211,170	$228,320	$204,114	$229,137	$137,386	$368,969	$19,097	$1,398,193

December 31, 2021
Commercial real estate -
Total
Pass	$276,429	$275,141	$238,742	$151,509	$114,626	$291,696	$16,860	$1,365,003
Special mention	222	334	34,647	299	319	3,151	—	38,972
Substandard	1,238	546	19,308	2,769	13,023	37,191	866	74,941
Total	$277,889	$276,021	$292,697	$154,577	$127,968	$332,038	$17,726	$1,478,916

September 30, 2022
Residential real estate
Performing	$343,469	$346,053	$278,231	$126,762	$89,007	$401,056	$92,102	$1,676,680
Non-performing	—	204	—	683	11	916	276	2,090
Total	$343,469	$346,257	$278,231	$127,445	$89,018	$401,972	$92,378	$1,678,770

December 31, 2021
Residential real estate
Performing	$375,465	$326,107	$155,829	$110,551	$87,870	$389,519	$100,815	$1,546,156
Non-performing	—	—	232	29	120	692	1,736	2,809
Total	$375,465	$326,107	$156,061	$110,580	$87,990	$390,211	$102,551	$1,548,965

September 30, 2022
Home equity
Performing	$13,409	$7,597	$5,176	$3,147	$2,010	$5,567	$93,793	$130,699
Non-performing	—	—	—	—	—	—	138	138
Total	$13,409	$7,597	$5,176	$3,147	$2,010	$5,567	$93,931	$130,837

December 31, 2021
Home equity
Performing	$9,008	$6,474	$3,582	$2,949	$1,431	$8,176	$90,685	$122,305
Non-performing	—	—	—	—	—	—	40	40
Total	$9,008	$6,474	$3,582	$2,949	$1,431	$8,176	$90,725	$122,345

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Consumer
Performing	$15,923	$8,913	$6,232	$4,960	$2,606	$1,800	$1,468	$41,902
Non-performing	—	—	—	—	—	—	—	—
Total	$15,923	$8,913	$6,232	$4,960	$2,606	$1,800	$1,468	$41,902

December 31, 2021
Consumer
Performing	$13,584	$9,545	$8,313	$4,920	$1,324	$1,624	$1,591	$40,901
Non-performing	—	—	—	—	—	—	—	—
Total	$13,584	$9,545	$8,313	$4,920	$1,324	$1,624	$1,591	$40,901

Note F –Derivative Instruments

As of September 30, 2022 and December 31, 2021, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$3,316	$16	$532,136	$20,614
Loan interest rate swap - liabilities	650,074	69,345	138,138	3,560

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	662,005	70,894	147,644	3,867
Loan interest rate swap - liabilities	3,316	16	535,577	20,679

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income (expense) - derivative assets	$26,296	$(3,999)	$44,821	$(22,138)
Other (expense) income - derivative liabilities	(26,296)	3,999	(44,821)	22,138
Other income (expense) - derivative liabilities	422	59	1,310	411

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has posted collateral with a value of $92.1 million and $34.8 million as of September 30, 2022 and December 31, 2021, respectively.

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $336.2 million and $363.6 million as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022 and 2021, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes. The fair value of these hedges was $16.3 million and $4.3 million at September 30, 2022 and December 31, 2021, respectively, and was included within other assets in the consolidated balance sheets.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	September 30, 2022	December 31, 2021
Investment securities available for sale, at fair value	$(16,323)	$(4,711)
Other assets	16,269	4,308
Cumulative adjustment to Interest and dividends on investment securities	54	403

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares and performance share units that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2022, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2022		2021
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	146,755	$72.16	158,554	$67.40
Granted	38,512	77.21	43,451	76.37
Vested	(43,135)	71.89	(54,400)	60.69
Outstanding at September 30	142,132	$73.86	147,605	$72.23

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense associated with restricted shares	$738	$717	$2,083	$2,192

At period-end:			September 30, 2022
Unrecognized stock-based compensation expense associated with restricted shares			$5,365
Weighted average period (in years) in which the above amount is expected to be recognized			2.9

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2022 and 2021, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income, (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Components of net periodic cost:
Interest cost	$90	$83	$271	$248
Expected return on plan assets	(221)	(237)	(664)	(646)
Net amortization and deferral	195	280	585	841
Net Periodic Pension Cost	$64	$126	$192	$443

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	September 30, 2022	December 31, 2021
Commitments to extend credit:
Home equity lines	$230,237	$221,119
Commercial real estate	66,925	50,760
Other commitments	237,371	242,250
Standby letters of credit	5,136	6,023
Commercial letters of credit	1,981	173

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

	Three months ended September 30,			Nine months ended September 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2022
Beginning Balance	$(3,485)	$(80,498)	$(83,983)	$(3,485)	$17,745	$14,260

Other comprehensive loss before reclassifications	—	(61,499)	(61,499)	—	(159,742)	(159,742)
	—	(61,499)	(61,499)	—	(159,742)	(159,742)

Ending Balance	$(3,485)	$(141,997)	$(145,482)	$(3,485)	$(141,997)	$(145,482)

2021
Beginning Balance	$(5,661)	$28,227	$22,566	$(5,661)	$36,894	$31,233

Other comprehensive loss before reclassifications	—	(7,349)	(7,349)	—	(15,779)	(15,779)
Amounts reclassified from other comprehensive income	—	—	—	—	(237)	(237)
	—	(7,349)	(7,349)	—	(16,016)	(16,016)

Ending Balance	$(5,661)	$20,878	$15,217	$(5,661)	$20,878	$15,217

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Consolidated Statements
	2022	2021	2022	2021	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$—	$—	$—	$312	Gains on sale of investment securities, net
Related income tax expense	—	—	—	(75)	Income tax expense
Net effect on accumulated other comprehensive (loss) income	$—	$—	$—	$237

Note J – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income available to common shareholders	$27,374	$22,732	$71,408	$64,694
Less: earnings allocated to participating securities	(255)	(220)	(679)	(618)
Net earnings allocated to common shareholders	$27,119	$22,512	$70,729	$64,076

Distributed earnings allocated to common stock	$9,564	$8,726	$27,220	$26,177
Undistributed earnings allocated to common stock	17,555	13,786	43,509	37,899
Net earnings allocated to common shareholders	$27,119	$22,512	$70,729	$64,076

Average shares outstanding	14,776	15,279	14,878	15,501
Effect of dilutive securities:
Employee stock awards	24	23	23	25
Shares for diluted earnings per share	14,800	15,302	14,901	15,526

Basic earnings per share	$1.84	$1.47	$4.75	$4.13
Diluted earnings per share	$1.83	$1.47	$4.75	$4.13

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at September 30, 2022.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2022
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$249,996	$—	$249,996	$—
Mortgage-backed securities:
U.S. Government agencies	1,203,802	—	1,203,802	—
Private label	7,328	—	4,759	2,569
Trust preferred securities	3,945	—	3,945	—
Corporate securities	24,321	—	24,321	—
Marketable equity securities	7,889	3,986	3,903	—
Certificates of deposit held for investment	996	—	996	—
Derivative assets	87,243	—	87,243	—
Financial Liabilities
Derivative liabilities	69,361	—	69,361	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	1,071	—	—	1,071	(20)

December 31, 2021
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$272,216	$—	$272,216	$—
Mortgage-backed securities:
U.S. Government agencies	1,094,311	—	1,094,311	—
Private label	9,108	—	5,647	3,461
Trust preferred securities	4,203	—	4,203	—
Corporate securities	28,327	—	28,327	—
Marketable equity securities	9,211	4,134	5,077	—
Certificates of deposit held for investment	996	—	996	—
Derivative assets	29,029	—	29,029	—
Financial Liabilities
Derivative liabilities	24,283	—	24,283	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$—	$—	$—	$—	$(478)
Non-Financial Assets
Other real estate owned	1,319	—	—	1,319	(2)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the nine months ended September 30, 2022 and 2021, collateral discounts ranged from 10% to 30%. During the nine months ended September 30, 2022 and 2021, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Cash and cash equivalents	$298,353	$298,353	$298,353	$—	$—
Securities available-for-sale	1,489,392	1,489,392	—	1,486,823	2,569
Marketable equity securities	7,889	7,889	3,986	3,903	—
Net loans	3,611,741	3,521,447	—	—	3,521,447
Accrued interest receivable	17,256	17,256	17,256	—	—
Derivative assets	87,243	87,243	—	87,243	—

Liabilities:
Deposits	4,957,805	4,958,800	4,018,036	940,764	—
Short-term debt	304,807	304,807	—	304,807	—
Accrued interest payable	474	474	474	—	—
Derivative liabilities	69,361	69,361	—	69,361	—

December 31, 2021
Assets:
Cash and cash equivalents	$634,631	$634,631	$634,631	$—	$—
Securities available-for-sale	1,408,165	1,408,165	—	1,404,704	3,461
Marketable equity securities	9,211	9,211	4,134	5,077	—
Net loans	3,525,648	3,456,539	—	—	3,456,539
Accrued interest receivable	15,627	15,627	15,627	—	—
Derivative assets	29,029	29,029	—	29,029	—

Liabilities:
Deposits	4,925,336	4,926,724	3,856,421	1,070,303	—
Short-term debt	312,458	312,458	—	312,458	—
Accrued interest payable	600	600	600	—	—
Derivative liabilities	24,283	24,283	—	24,283	—

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the September 30, 2022 estimate, the Company assumed a 2-year unemployment forecast range of 3.8% to 5.0% compared to a forecast range of 3.7% to 5.0% in the June 30, 2022 estimate. Based on sensitivity of the portfolio, the change had no impact on the reserve allocation. In the December 31, 2021 estimate the Company assumed a forecast range of 3.5% to 5.2%. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $1.9 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $3.8 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the September 30, 2022 estimate, management maintained all qualitative factor adjustments assigned in the previous quarter.

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

Financial Summary

Nine months ended September 30, 2022 vs. 2021

The Company's financial performance is summarized in the following table:

	Nine months ended September 30,
	2022	2021

Net income available to common shareholders (in thousands)	$71,408	$64,694
Earnings per common share, basic	$4.75	$4.13
Earnings per common share, diluted	$4.75	$4.13
Dividend payout ratio	38.9%	42.1%
ROA*	1.59%	1.47%
ROE*	15.0%	12.3%
ROATCE*	18.3%	14.8%
Average equity to average assets ratio	10.6%	11.9%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the nine months ended September 30, 2022 increased $13.0 million compared to the nine months ended September 30, 2021 (see Net Interest Income). The Company recorded a recovery of credit losses of $0.03 million for the nine months ended September 30, 2022 compared to a recovery of credit losses of $3.2 million for the nine months ended September 30, 2021 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $1.5 million and non-interest expense increased $3.2 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021.

Financial Summary

Three months ended September 30, 2022 vs. 2021

The Company's financial performance is summarized in the following table:

	Three months ended September 30,
	2022	2021

Net income available to common shareholders (in thousands)	$27,374	$22,732
Earnings per common share, basic	$1.84	$1.47
Earnings per common share, diluted	$1.83	$1.47
Dividend payout ratio	35.4%	39.4%
ROA*	1.83%	1.53%
ROE*	17.7%	13.1%
ROATCE*	21.8%	15.7%
Average equity to average assets ratio	10.3%	11.7%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended September 30, 2022 increased $9.3 million compared to the three months ended September 30, 2021 (see Net Interest Income). The Company recorded a $0.7 provision for credit losses for the three months ended September 30, 2022 compared to a $0.7 million recovery of credit losses for the three months ended September 30, 2021 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.3 million and non-interest expense increased $2.3 million for the three months ended September 30, 2022 from the three months ended September 30, 2021.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2021 are summarized in the following table (in millions):

	September 30,	December 31,
	2022	2021	$ Change	% Change

Investment securities	$1,513.8	$1,433.7	$80.1	5.6%
Gross loans	3,628.8	3,543.8	85.0	2.4%

Total deposits	4,957.8	4,925.3	32.5	0.7%

Investment securities increased $80.1 million (5.6%) from December 31, 2021 to $1.5 billion at September 30, 2022, as the Company elected to invest a portion of its excess deposits into investment securities.

Gross loans increased $85.0 million (2.4%) from December 31, 2021 to $3.63 billion at September 30, 2022. Excluding outstanding PPP loans (included in the commercial and industrial loan category), total loans increased $91.5 million, (2.6%), from December 31, 2021 to $3.63 billion at September 30, 2022. Residential real estate loans increased $129.8 million (8.4%) and commercial and industrial loans (excluding PPP loans) increased $36.1 million (10.6%). These increases were partially offset by lower commercial real estate loans ($80.7 million, or 5.5%).

Total deposits increased $32.5 million (0.7%) from December 31, 2021 to $4.96 billion at September 30, 2022. Savings deposit balances increased $80.3 million, noninterest-bearing demand deposit balances increased $56.2 million, and demand deposit balances increased $25.1 million. These increases were partially offset by a $129.1 million decrease in time deposit balances.

Net Interest Income

Nine months ended September 30, 2022 vs. 2021

The Company’s tax equivalent net interest income increased $13.0 million for the nine months ended September 30, 2022. An increase in average investment securities ($214 million) resulted in $3.5 million in additional interest income. An increase in loan (net of loan fees and accretion) and investment yields of 17 basis points and 19 basis points, respectively, due to recent increases in the Federal Funds rate, added $4.3 million and $2.3 million in interest income, respectively. The yield on deposits in depository institutions increased by 69 basis points which increased net interest income by $2.2 million. Lower rates paid on time deposits (a decrease of 35 basis points) and lower time deposit balances decreased interest expense by $2.6 million and $1.0 million, respectively. These increases were partially offset by lower loan fees which decreased interest income by $1.8 million (due to a decrease in PPP loan fees) and lower accretion, which decreased interest income by $0.7 million. The Company’s reported net interest margin increased from 2.87% for the nine months ended September 30, 2021 to 3.14% for the nine months ended September 30, 2022.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Nine months ended September 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,728,557	$49,299	3.81%	$1,669,324	$48,801	3.91%
Commercial, financial, and agriculture(2)	1,788,784	52,044	3.89	1,833,744	50,044	3.65
Installment loans to individuals(2),(3)	44,122	1,921	5.82	50,898	2,140	5.62
Previously securitized loans(4)	***	311	***	***	414	***
Total loans	3,561,463	103,575	3.89	3,553,966	101,399	3.81
Securities:
Taxable	1,279,086	23,327	2.44	1,043,269	17,318	2.22
Tax-exempt(5)	221,035	4,620	2.79	243,146	4,811	2.65
Total securities	1,500,121	27,947	2.49	1,286,415	22,129	2.30
Deposits in depository institutions	422,714	2,549	0.81	562,272	474	0.11
Total interest-earning assets	5,484,298	134,071	3.27	5,402,653	124,002	3.07
Cash and due from banks	95,105			91,073
Bank premises and equipment	72,964			76,481
Goodwill and intangible assets	116,643			118,084
Other assets	251,071			214,872
Less: allowance for credit losses	(17,807)			(22,989)
Total assets	$6,002,274			$5,880,174

Liabilities
Interest-bearing demand deposits	$1,149,899	$550	0.06%	$1,057,452	$373	0.05%
Savings deposits	1,415,563	715	0.07	1,275,211	516	0.05
Time deposits(2)	1,005,356	3,168	0.42	1,181,166	6,806	0.77
Short-term borrowings	278,211	677	0.33	292,845	357	0.16
Total interest-bearing liabilities	3,849,029	5,110	0.18	3,806,674	8,052	0.28
Noninterest-bearing demand deposits	1,429,887			1,289,247
Other liabilities	86,585			82,953
Stockholders’ equity	636,773			701,300
Total liabilities and stockholders’ equity	$6,002,274			$5,880,174
Net interest income		$128,961			$115,950
Net yield on earning assets			3.14%			2.87%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

	Loan fees (includes PPP fees)	$609		$2,443

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2022	2021
	Residential real estate	$231	472
	Commercial, financial and agriculture	507	956
	Installment loans to individuals	41	72
	Time deposits	62	145
		$841	$1,645

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2022 vs. 2021
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,732	$(1,234)	$498
Commercial, financial, and agriculture	(1,227)	3,227	2,000
Installment loans to individuals	(285)	66	(219)
Previously securitized loans	—	(103)	(103)
Total loans	220	1,956	2,176
Securities:
Taxable	3,915	2,094	6,009
Tax-exempt(1)	(437)	246	(191)
Total securities	3,478	2,340	5,818
Deposits in depository institutions	(118)	2,193	2,075
Total interest-earning assets	$3,580	$6,489	$10,069
Interest-bearing liabilities:
Interest-bearing demand deposits	$33	$144	$177
Savings deposits	57	142	199
Time deposits	(1,013)	(2,625)	(3,638)
Short-term borrowings	(18)	338	320
Total interest-bearing liabilities	(941)	(2,001)	(2,942)
Net Interest Income	$4,521	$8,490	$13,011
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended September 30, 2022 vs. 2021

The Company’s tax equivalent net interest income increased from $39.8 million for the third quarter of 2021 to $49.1 million for the third quarter of 2022. Net interest income increased by $4.9 million and $2.4 million, respectively, due to an increase in loan (net of loan fees and accretion) and investment yields of 55 basis points and 58 basis points, respectively, due to recent increases in the Federal Funds rate. An increase in average investment securities ($192 million) and average loan balances ($61 million) increased interest income by $1.0 million and $0.7 million, respectively. In addition, the yield on deposits in depository institutions increased by 196 basis points which increased net interest income by $1.4 million. These increases were partially offset by lower loan fees, which decreased net interest income by $0.8 million. The Company’s reported net interest margin increased from 2.89% for the third quarter of 2021 to 3.57% for the third quarter of 2022.

Table Three
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended September 30,
	2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,792,365	$17,640	3.90%	$1,648,921	$15,813	3.80%
Commercial, financial, and agriculture(2)	1,759,567	20,092	4.53	1,836,604	17,344	3.75
Installment loans to individuals(2),(3)	44,591	683	6.08	49,972	714	5.67
Previously securitized loans(4)	***	78	***	***	91	***
Total loans	3,596,523	38,493	4.25	3,535,497	33,962	3.81
Securities:
Taxable	1,359,207	9,557	2.79	1,136,519	6,144	2.14
Tax-exempt(5)	215,219	1,555	2.87	245,551	1,590	2.57
Total securities	1,574,426	11,112	2.80	1,382,070	7,734	2.22
Deposits in depository institutions	289,460	1,529	2.10	544,843	196	0.14
Total interest-earning assets	5,460,409	51,134	3.72	5,462,410	41,892	3.04
Cash and due from banks	81,202			101,058
Bank premises and equipment	72,196			75,956
Goodwill and intangible assets	116,297			117,719
Other assets	278,527			220,420
Less: allowance for credit losses	(17,224)			(20,407)
Total assets	$5,991,407			$5,957,156

Liabilities
Interest-bearing demand deposits	$1,151,122	$272	0.09%	$1,093,243	$127	0.05%
Savings deposits	1,431,591	358	0.10	1,315,462	169	0.05
Time deposits(2)	964,447	956	0.39	1,126,553	1,659	0.58
Short-term borrowings	270,310	440	0.65	282,722	115	0.16
Total interest-bearing liabilities	3,817,470	2,026	0.21	3,817,980	2,070	0.22
Noninterest-bearing demand deposits	1,455,123			1,356,745
Other liabilities	100,303			86,263
Shareholders’ equity	618,511			696,168
Total liabilities and shareholders’ equity	$5,991,407			$5,957,156
Net interest income		$49,108			$39,822
Net yield on earning assets			3.57%			2.89%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

	Loan fees, net (includes PPP fees)	$308	$1,120

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2022	2021
	Residential real estate	$64	$154
	Commercial, financial and agriculture	103	265
	Installment loans to individuals	7	21
	Time deposits	21	48
		$195	$488

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
(5)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Four
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2022 vs. 2021
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,376	$451	$1,827
Commercial, financial, and agriculture	(728)	3,476	2,748
Installment loans to individuals	(77)	46	(31)
Previously securitized loans	—	(13)	(13)
Total loans	571	3,960	4,531
Securities:
Taxable	1,204	2,209	3,413
Tax-exempt(1)	(196)	161	(35)
Total securities	1,008	2,370	3,378
Deposits in depository institutions	(92)	1,425	1,333
Total interest-earning assets	$1,487	$7,755	$9,242
Interest-bearing liabilities:
Interest-bearing demand deposits	$7	$138	$145
Savings deposits	15	174	189
Time deposits	(239)	(464)	(703)
Short-term borrowings	(5)	330	325
Total interest-bearing liabilities	$(222)	$178	$(44)
Net Interest Income	$1,709	$7,577	$9,286
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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net interest income (GAAP)	$48,782	$39,488	$127,991	$114,942
Taxable equivalent adjustment	326	334	970	1,008
Net interest income, fully taxable equivalent	$49,108	$39,822	$128,961	$115,950
Less accretion income	(195)	(488)	(841)	(1,643)
Net interest income excluding accretion income	$48,913	$39,334	$128,120	$114,307

Equity to assets (GAAP)	9.22%	11.37%
Effect of goodwill and other intangibles, net	(1.81)	(1.78)
Tangible common equity to tangible assets	7.41%	9.59%

Loans

Table Five
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	September 30, 2022	December 31, 2021	September 30, 2021
Commercial and industrial	375,735	346,184	353,046

1-4 Family	109,710	107,873	108,913
Hotels	355,001	311,315	297,341
Multi-family	186,440	215,677	215,307
Non Residential Non-Owner Occupied	569,369	639,818	664,365
Non Residential Owner Occupied	177,673	204,233	205,579
Commercial real estate	1,398,193	1,478,916	1,491,505

Residential real estate	1,678,770	1,548,965	1,506,572
Home equity	130,837	122,345	124,806
Consumer	41,902	40,901	43,296
DDA overdrafts	3,315	6,503	2,700
Total loans	$3,628,752	$3,543,814	$3,521,925

Loan balances increased $84.9 million from December 31, 2021 to September 30, 2022.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $29.6 million from December 31, 2021 to September 30, 2022. Excluding PPP loans of $6.6 million at December 31, 2021, C&I loans increased $36.1 million from December 31, 2021 to September 30, 2022.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $80.7 million from December 31, 2021 to September 30, 2022. At September 30, 2022, $4.1 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans increased $1.8 million from December 31, 2021 to September 30, 2022. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $109.7 million at of September 30, 2022. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans increased $43.7 million from December 31, 2021 to September 30, 2022. The Hotel portfolio is comprised of all lodging establishments and totaled $355.0 million as of September 30, 2022. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $29.2 million from December 31, 2021 to September 30, 2022. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $186.4 million as of September 30, 2022. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $569.4 million at September 30, 2022 and decreased $70.4 million from December 31, 2021 to September 30, 2022. Nonresidential owner-occupied commercial real estate totaled $177.7 million at September 30, 2022 and decreased $26.6 million from December 31, 2021. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans increased $129.8 million from December 31, 2021 to September 30, 2022.  Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3, 5 and 7 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At September 30, 2022, $19.3 million of the residential real estate loans were for properties under construction.

Home equity loans increased $8.5 million during the first nine months of 2022.  The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $1.0 million during the first nine months of 2022.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the ACL, the Company recorded a $0.7 million provision for credit losses in the third quarter of 2022, compared to a recovery of credit losses of $0.7 million for the comparable period in 2021.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of September 30, 2022 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Six
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of September 30,		As of December 31,
	2022	2021	2021
Commercial and industrial	$3,412	$3,362	$3,480

1-4 Family	548	618	598
Hotels	2,537	2,206	2,426
Multi-family	424	496	483
Non Residential Non-Owner Occupied	2,130	2,827	2,319
Non Residential Owner Occupied	1,372	1,655	1,485
Commercial real estate	7,011	7,802	7,311
Residential real estate	5,054	5,974	5,716
Home equity	348	472	517
Consumer	97	150	106
DDA overdrafts	1,089	991	1,036
Allowance for Credit Losses	$17,011	$18,751	$18,166

The ACL decreased from $18.2 million at December 31, 2021 to $17.0 million at September 30, 2022. The allowance related to the residential real estate loan portfolio decreased from $5.7 million at December 31, 2021 to $5.1 million at September 30, 2022 largely due to the repayment of a loan from a previous acquisition and release of the associated credit mark.

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2022 vs. 2021
(in millions)

	Nine months ended September 30,
	2022	2021	$ Change	% Change
Net investment securities (losses) gains	$(1.3)	$0.8	$(2.1)	(262.5)%
Non-interest income, excluding net investment securities (losses) gains	54.9	51.3	3.6	7.0
Non-interest expense	91.7	88.6	3.1	3.5

Non-Interest Income: Non-interest income was $53.5 million for the nine months ended September 30, 2022, as compared to $52.0 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company reported $1.3 million of unrealized fair value losses compared to $0.8 million unrealized fair value gains on the Company's equity securities and gains on sale of the Company's equity securities during the nine months ended September 30, 2021. Excluding these items, non-interest income increased from $51.3 million for the nine months ended September 30, 2021 to $54.9 million for the nine months ended September 30, 2022. This increase was largely attributable to an increase in service charges ($2.8 million, or 15.1%), bank owned life insurance ($0.6 million, or 19.0%), and bankcard revenue ($0.3 million, or 1.6%), partially offset by a $0.4 million decrease in other income.

Non-Interest Expense: Non-interest expenses increased $3.1 million (3.5%), from $88.6 million in the first nine months of 2021 to $91.7 million in the first nine months of 2022 mainly due to an increase in salaries and employee benefits ($2.8 million) due to increased health insurance, increased incentive compensation and higher salary adjustments during 2022.

Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2022 was 20.5% compared to 20.7% for the nine months ended September 30, 2021.

Non-Interest Income and Non-Interest Expense

Three months ended September 30, 2022 vs. 2021
(in millions)

	Three months ended September 30,
	2022	2021	$ Change	% Change
Net investment securities (losses) gains	$—	$0.1	$(0.1)	(100.0)%
Non-interest income, excluding net investment securities (losses) gains	18.2	17.8	0.4	2.2%
Non-interest expense	31.5	29.2	2.3	7.9%

Non-Interest Income: Non-interest income was $18.2 million for the third quarter of 2022 as compared to $17.9 million for the third quarter of 2021. During the third quarter of 2021, the Company reported $0.1 million of unrealized fair value gains on the Company’s equity securities. Exclusive of these gains, non-interest income increased from $17.8 million for the third quarter of 2021 to $18.2 million for the third quarter of 2022. This increase was largely attributable to higher service charges ($0.8 million, or 11.6%) and bankcard revenues ($0.3 million, or 3.8%). These increases were partially offset by a decrease in other income ($0.6 million).

Non-Interest Expense: Non-interest expenses increased $2.3 million (8.0%), from $29.2 million in the third quarter of 2021 to $31.5 million in the third quarter of 2022. This increase was primarily due to an increase in salaries and employee benefits of $2.1 million due to increased health insurance, increased incentive compensation and higher salary adjustments during 2022.

Income Tax Expense: The Company's effective income tax rate for the three months ended September 30, 2022 and September 30, 2021 was 21.3%, and 21.6%, respectively.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
September 30, 2022
+300	6.25%	-2.3%
+200	5.25	-0.4
+100	4.25	+1.2
-100	2.25	-6.3
-200	1.25	-17.0

December 31, 2021
+400	4.25%	+13.4%
+300	3.25	+14.1
+200	2.25	+12.5
+100	1.25	+8.5
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

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2022, City National could pay dividends up to $88.8 million plus net profits for the remainder of 2022, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $38.6 million on an annualized basis over the next 12 months based on common shares outstanding at September 30, 2022.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.4 million of additional cash over the next 12 months. As of September 30, 2022, City Holding reported a cash balance of $10.2 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the FHLB and other financial institutions. As of September 30, 2022, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the FHLB and other financial institutions that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2022, City National has the capacity to borrow $2.1 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 60.7% as of September 30, 2022 and deposit balances fund 83.4% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.5 billion at September 30, 2022, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $304.8 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 67.6% of the Company’s total assets.

As illustrated in the consolidated statements of cash flows, the Company generated $81.8 million of cash from operating activities during the first nine months of 2022, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $396.0 million of cash in investing activities during the first nine months of 2022, primarily due to purchases of securities available-for-sale of $488.1 million and an increase in loans of $85.3 million. This decrease was partially offset by proceeds from maturities and calls of securities available-for-sale of $177.9 million. The Company used $22.1 million of cash in financing activities during the first nine months of 2022, principally as a result of dividends paid to the Company's common stockholders of $27.0 million, a decrease in interest-bearing deposits of $23.6 million, purchases of treasury stock of $20.0 million and a decrease in short-term borrowings of $7.7 million. This decrease was partially offset by an increase in non-interest-bearing deposits of $56.2 million.

Capital Resources

Shareholders' equity decreased $132.8 million for the nine months ended September 30, 2022, primarily due to other comprehensive loss of $159.7 million due to the unrealized loss on the Company's investments, the repurchase of 255,421 common shares at a weighted average price of $78.36 per share ($20.0 million) as part of one million share repurchase plans authorized by the Board of Directors in March 2021 and May 2022, and cash dividends declared of $27.6 million. These decreases were partially offset by net income of $71.4 million and stock based related compensation expense of $2.4 million.

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

September 30, 2022	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$582,213	15.8%	$257,566	7.0%	$239,168	6.5%
City National Bank	537,037	14.7%	256,119	7.0%	237,825	6.5%
Tier I Capital
City Holding Company	582,213	15.8%	312,758	8.5%	294,361	8.0%
City National Bank	537,038	14.7%	311,002	8.5%	292,708	8.0%
Total Capital
City Holding Company	596,708	16.2%	386,349	10.5%	367,951	10.0%
City National Bank	551,531	15.1%	384,179	10.5%	365,885	10.0%
Tier I Leverage Ratio
City Holding Company	582,213	9.7%	239,172	4.0%	298,965	5.0%
City National Bank	537,037	9.1%	237,487	4.0%	296,858	5.0%

December 31, 2021	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$555,532	16.1%	$241,772	7.0%	$224,503	6.5%
City National Bank	492,721	14.4%	240,392	7.0%	223,221	6.5%
Tier I Capital
City Holding Company	555,532	16.1%	293,581	8.5%	276,311	8.0%
City National Bank	492,721	14.4%	291,905	8.5%	274,734	8.0%
Total Capital
City Holding Company	570,336	16.5%	362,659	10.5%	345,389	10.0%
City National Bank	507,526	14.8%	360,588	10.5%	343,418	10.0%
Tier I Leverage Ratio
City Holding Company	555,532	9.4%	235,403	4.0%	294,254	5.0%
City National Bank	492,721	8.5%	233,342	4.0%	291,678	5.0%

As of September 30, 2022, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2022, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On May 25, 2022, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in March 2021. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended September 30, 2022:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
July 1 - July 31, 2022*	8,971	80.24	940,344	885,986

*There were no common stock repurchases in August or September 2022.

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

2(a)
Agreement and Plan of Merger, dated October 18, 2022, by and among City Holding Company and Citizens Commerce Bancshares, Inc. (attached to, and incorporated by reference from, City Holding Company’s Form 8-K dated October 18, 2022, and filed with the Securities and Exchange Commission on October 18, 2022).

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

Date: November 3, 2022