Form 10-K
period 2022-12-31
CITY HOLDING CO
filed 2023-02-22
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022
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

As of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $1.2 billion.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 17, 2023, there were 14,739,549 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2023 annual shareholders’ meeting to be held on April 26, 2023 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K under "ITEM 1A Risk Factors" and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) ongoing uncertainties on the Company’s business, results of operations and financial condition caused by the scope of the recovery of the COVID-19 pandemic; (3) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations within our loan portfolio; (4) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (5) changes in the interest rate environment; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (7) changes in technology and increased competition, including competition from non-bank financial institutions; (8) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (9) difficulty growing loan and deposit balances; (10) our ability to effectively execute our business plan, including with respect to future acquisitions; (11) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (13) regulatory enforcement actions and adverse legal actions; (14) difficulty attracting and retaining key employees; and (15) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

PART I
Item 1.Business

    City Holding Company (the "Company" or "City Holding" or the "Parent Company") is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National provides banking, trust and investment management and other financial solutions through its network of 94 bank branches and 909 full-time equivalent associates located in West Virginia, Kentucky, Virginia and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

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

    City National’s customer base is diverse and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries in excess of City National's internally designated limit, residential mortgage loans have historically comprised a significant portion of its loan portfolio. At December 31, 2022, approximately 50% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractured nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results. At December 31, 2022, approximately 48% of the Company’s loan portfolio was categorized as commercial and industrial and commercial real estate. However, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

    City National’s loan portfolio is comprised of commercial and industrial, commercial real estate, residential real estate, home equity, consumer loans and demand deposit account ("DDA") overdrafts.

    City National's commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. Commercial and industrial loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. As of December 31, 2022, City National reported $374 million of loans classified as "Commercial and Industrial".

    Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are provided to many of the same customers and carry similar industry and customer specific risks as the commercial and industrial loans, but have different collateral risks. As of December 31, 2022, City National reported $1.39 billion of loans classified as "Commercial Real Estate."

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

•Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $116.2 million as of December 31, 2022. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
•The Hotel portfolio is comprised of all lodging establishments and totaled $340.4 million as of December 31, 2022. Risk characteristics relate to the demand for travel.
•Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $174.8 million as of December 31, 2022. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
•Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $586.0 million while nonresidential owner-occupied commercial real estate totaled $175.0 million as of December 31, 2022. Risk characteristics relate to levels of consumer spending and overall economic conditions.

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

    City National categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor its portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2022, City National was within its internally designated concentration limits. Furthermore, with the exception of loans to borrowers within the "Lessors of Nonresidential Buildings" category, no other NAICS industry classification exceeded 10% of total loans at December 31, 2022. Loans to "Lessors of Nonresidential Buildings" were 14% of total loans at December 31, 2022. Management also monitors non-owner occupied commercial real estate as a percent of risk-based capital (based upon regulatory guidance). At December 31, 2022, the Company had $1.2 billion of commercial loans classified as non-owner occupied, which was within its designated concentration threshold.

     Residential real estate loans represent loans to consumers that are secured by a first priority lien on residential real property. Residential real estate loans include loans for the purchase or refinance of consumers' residences and first-priority home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans. Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority lien home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. Additionally, the Company periodically purchases residential mortgage loans. The credit and collateral documents for each potential purchased loan are reviewed to ensure the credit metrics are acceptable to management. As of December 31, 2022, City National reported $1.69 billion of loans classified as "Residential Real Estate."

    City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on residential real property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien. These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans. The amount of credit extended under these loans is directly related to the value of the real estate securing the loan at the time the loan is made. As of December 31, 2022, City National reported $134.3 million of loans classified as "Home Equity."

    All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

    Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property, or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring factors such as portfolio size and growth, internal lending policies, and pertinent economic conditions. City National's underwriting standards for consumer loans are continually evaluated and modified based upon these factors. As of December 31, 2022, City National reported $48.8 million of loans classified as "Consumer."

    DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2022, City National reported $3.4 million of loans classified as "DDA Overdrafts."

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

Columbus
OH
WV
KY
VA
Morgantown
79
Bridgeport
Clarksburg
Martinsburg
81
Charles Town
Winchester
Strasburg
Front Royal
Woodstock
77
South Shore
7
Pt. Pleasant
Greenup
Ripley
52
Ironton
Sutton
Chesapeake
Cross Lanes
Carlisle
Cynthiana
Ashland
Mt. Sterling
Cannonsburg
64
Charleston
Huntington
Wayne
Marlinton
Staunton
Waynesboro
151
Grayson
Lexington
Montgomery
Louisa
Nicholasville
Rainelle
Stuarts
Draft
Paintsville
West Hamlin
Lexington
Buena
Vista
Beckley
Hinton
Lewisburg
23
Princeton
95

    City National also provides commercial products and services to customers that are outside of its branches' geographical footprint. These loans are diversified across a broad base of industry types, including multi-family housing properties, properties leased to government agencies, nursing homes, grocery and retail stores, and other commercial and industrial loans. At December 31, 2022, the outstanding balance of commercial loans to markets outside of the geographical footprint of the bank's branches was approximately $372 million, or 21% of City National's outstanding commercial loan balances.

    City National has approximately 15% of the deposit market share in the counties of West Virginia where its bank branches are located. In eastern Kentucky, City National has approximately 21% of the deposit market share in the counties where its bank branches are located. In Virginia, City National has approximately 8% of the deposit market share in the counties along the I-81 corridor where its bank branches are located. In Lawrence County, Ohio, where City National has three bank branches, City National has approximately 17% of the deposit market share.

    According to the most recent U.S. Census Bureau estimates (2021), in the West Virginia counties where City National's bank branches are located, the population was approximately 1.0 million and has decreased 1.5% since 2010. The population in the counties that City National serves in Kentucky has increased 4.9% since 2010 and the population in the counties City National serves in Virginia along the I-81 corridor has increased 10.9% since 2010, which are more comparable to the national average increase of approximately 7.5%. In Lawrence County, Ohio, the population has decreased 8.0% since 2010.

On October 18, 2022, the Company announced that City Holding had signed a definitive agreement in which City Holding will acquire Citizens Commerce Bancshares, Inc., ("Citizens") the parent company of Citizens Commerce Bank, Inc., Versailles, Kentucky (the “Merger” and the agreement the “Merger Agreement”). Upon completion of the merger, the subsidiary bank of Citizens will merge with and into City National (the “Bank Merger”). The Boards of Directors of City and Citizens have approved the Merger, Bank Merger and the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Citizens shareholders will have the right to receive 0.1666 City common shares, par value of $2.50 per share for each Citizens common share, no par value. Cash will be paid in lieu of fractional shares and for unexercised Citizens options at closing. The Merger is expected to close in the first quarter of 2023, pending customary closing conditions, including receipt of required regulatory approvals and the approval by the shareholders of Citizens.

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

Employee Demographics: As of December 31, 2022, we employed 929 full and part time employees (909 FTEs) across our 94 branches throughout West Virginia, Kentucky, Virginia and Southeastern Ohio. Our average quarterly employee turnover rate in 2022 was under 7%. As of December 31, 2022, approximately 82% of our current workforce is female, 18% is male, our average tenure is approximately 10 years and approximately 25% of our workforce has a college degree.

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

    The Community Reinvestment Act of 1977 ("CRA") requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Banking regulators also take into account CRA ratings when considering approval of a proposed merger or acquisition transaction.  Depository institutions are typically examined for CRA compliance every three years, although the frequency is at the OCC's discretion. City National received a "satisfactory" rating on its most recent CRA examination in 2022.

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

    In July 2013, the Federal Reserve published the final rules that established a comprehensive capital framework for banking organizations, commonly referred to as Basel III. These final rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions. The final rule became effective January 1, 2015 for smaller, non-complex banking organizations with full implementation by January 1, 2019.

    The Basel III Capital Rules require City Holding and City National to maintain minimum Common Equity Tier 1 ("CET 1"), Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

    The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (dollars in thousands):

December 31, 2022	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$598,068	16.2%	$257,965	7.0%	$239,538	6.5%
City National Bank	508,586	13.9%	256,520	7.0%	238,197	6.5%
Tier 1 Capital
City Holding Company	598,068	16.2%	313,243	8.5%	294,817	8.0%
City National Bank	508,586	13.9%	311,488	8.5%	293,166	8.0%
Total Capital
City Holding Company	612,654	16.6%	386,947	10.5%	368,521	10.0%
City National Bank	523,172	14.3%	384,780	10.5%	366,457	10.0%
Tier 1 Leverage Ratio
City Holding Company	598,068	10.0%	238,954	4.0%	298,692	5.0%
City National Bank	508,586	8.6%	237,973	4.0%	297,466	5.0%

December 31, 2021	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$555,532	16.1%	$241,772	7.0%	$224,503	6.5%
City National Bank	492,721	14.4%	240,392	7.0%	223,221	6.5%
Tier 1 Capital
City Holding Company	555,532	16.1%	293,581	8.5%	276,311	8.0%
City National Bank	492,721	14.4%	291,905	8.5%	274,734	8.0%
Total Capital
City Holding Company	570,336	16.5%	362,659	10.5%	345,389	10.0%
City National Bank	507,526	14.8%	360,588	10.5%	343,418	10.0%
Tier 1 Leverage Ratio
City Holding Company	555,532	9.4%	235,403	4.0%	294,254	5.0%
City National Bank	492,721	8.5%	233,342	4.0%	291,678	5.0%

Management believes that, as of December 31, 2022, City Holding and City National meet all capital adequacy requirements under Basel III. In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off–balance–sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed "qualifying community banking organizations" and are eligible to opt into the "community bank leverage ratio framework." A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk–based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the "well capitalized" ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two–quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater–than–9% leverage capital ratio requirement, is generally still deemed "well capitalized" so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports. The Company and our subsidiary bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

    City National is subject to various statutory restrictions on its ability to pay dividends to the Company.  Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years.  At December 31, 2022, City National could pay dividends up to $59.2 million without prior regulatory permission. No dividends were paid in 2022 or 2021 that required regulatory approval. The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The OCC also has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.  The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.  The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of financial strength.

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

Deposit Insurance

    Substantially all of the deposits of City National are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. In October 2010, the FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In March 2016, the FDIC adopted a final rule permanently increasing the reserve ratio for the DIF to 1.35% of total insured deposits.

    The Company's FDIC insurance expense for deposit assessments for the past three years is shown in the table below (in thousands).

	For the year ended December 31,
	2022	2021	2020
FDIC insurance expense	$1,673	$1,583	$884

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

    In November 2021, federal banking agencies approved a final rule requiring banking agencies to notify regulators of any “significant computer-security incident” as soon as possible and no later than 36 hours after a determination that such an incident occurred, with compliance required by May 2022. In addition, banks will have to notify at least one designated point of contact at any affected customer as soon as possible when the bank experiences any computer-security incident that has disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided to such customer for four or more hours. The bank and holding company are required to determine whether an incident arises to the level of requiring notification.

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

Executive Officers of the Registrant

    At December 31, 2022, the executive officers of the Company were as follows:

Name	Age	Positions Held with Registrant
Charles R. Hageboeck, Ph.D.	60	President and Chief Executive Officer, City Holding Company and City National Bank, since February 1, 2005.
John A. DeRito	72	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, since June 2004.
David L. Bumgarner	57	Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, since February 2005.
Michael T. Quinlan, Jr.	54	Executive Vice President of Retail Banking, City Holding Company and City National Bank, since January 2021.
Jeffrey D. Legge	58	Executive Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank, since December 2005.

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

Economic Risks

The results of the ongoing recovery from the COVID-19 pandemic on our business and financial results remain unknown.

The COVID-19 pandemic created extensive disruptions to the global economy and to the lives of individuals throughout the world. Business and consumer customers of the Company continue to experiencing varying degrees of financial distress as a result of the unprecedented uncertainty, volatility and disruption in the financial markets and in governmental, commercial and consumer activity caused by the COVID-19 pandemic. Though recovery from the COVID-19 pandemic is underway, given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when or if normal economic conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects our business, operations and financial condition, as well as our regulatory capital and liquidity ratios, remains uncertain and unpredictable and depends on, among other things, new information that may emerge concerning the scope, duration and severity of the COVID-19 pandemic. The adverse impact on the markets in which we operate and on our business, operations and financial condition is expected to remain elevated until the pandemic fully subsides. Even after the COVID-19 pandemic subsides, it will likely take time for the U.S. economy to recover, and the length of the recovery period is unknown. The Company's business could be materially and adversely affected during any such recovery period. To the extent the effects of COVID-19 adversely impact the Company's business and financial results, it might also have a heightening effect of the other risks described in this section.

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

    The oil, natural gas and coal industries, and businesses ancillary thereto, play an important role in the economies of West Virginia, Kentucky, Virginia and southeastern Ohio. Ongoing volatility in oil and gas prices since 2014 has negatively impacted oil and gas and other businesses in the Company’s market areas. Additionally, the coal industry continues to be in decline as a result of increased environmental and safety regulatory burden, increased competition from alternative energy sources and a decline in demand for coal. The Company has limited direct exposure to coal industry specific loans. Prolonged low oil and gas prices, and continued decline in the coal industry, could result in downward pressure on businesses in the Company’s market area which could negatively affect City National’s customers (both individuals and businesses). As a result, the Company’s operating results and financial condition could be negatively impacted.

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

Remediation Costs for Real Property Could Impact the Financial Outcomes of the Company.

    A significant portion of the Company’s loan portfolio is secured by real property. In the ordinary course of the Company's business, it sometimes takes title to real property collateral through foreclosure after a borrower defaults on the loan for which the real property is collateral. There is a risk that hazardous or toxic substances could be present on properties that the Company acquires by way of foreclosure. Though the Company conducts regular remediation evaluations in the ordinary course of business, the Company may be liable for remediation costs, as well as for personal injury and property damage relating to any hazardous or toxic substances present on the properties it acquires in foreclosure. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. Furthermore, remediation costs and financial and other liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company May Be Adversely Impacted By The Transition From LIBOR As A Reference Rate.

The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The Company discontinued originating LIBOR-based loans effective December 31, 2021 and is in the process of negotiating loans using its preferred replacement index, the Secured Overnight Financing Rate (“SOFR”).

The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Though many contracts have already been re-negotiated, the Company is subject to litigation and reputational risks if it is unable to renegotiate and amend existing contracts with counterparties that are dependent on LIBOR, including contracts that do not have fallback language. The timing and manner in which each customer’s contract transitions to AMERIBOR, SOFR or BSBY has varied on a case-by-case basis. Since AMERIBOR, SOFR and BSBY rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted the Company’s market risk profiles and required changes to its risk and pricing models, valuation tools, product design and hedging strategies, and the full impacts to the market risk profile changes are not yet known. Although the transition has been underway, the Company is currently unable to assess what the ultimate impact of the transition from LIBOR will be.

As described in Note Two of Notes to the Consolidated Financial Statements, management has reviewed all contracts, identified those that will be affected, and is in the process of transitioning the LIBOR based loans to SOFR, or another index, by June 30, 2023.

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

Future Sales or the Issuance of Shares of the Company’s Common Stock Could Negatively Affect its Market Price.

    Future sales of substantial amounts of the Company’s common stock, , agreements for the issuance of additional shares of the Company’s common stock (such as the issuance of shares as consideration in connection with the Merger), or the perception that such sales could occur, could adversely affect the market price of the Company’s common stock in the open market. We make no prediction as to the effect, if any, that future sales of shares, the issuance of shares as consideration in the Merger, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

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

    The banking and financial services industry continually undergoes technological change, with frequent introductions of new technology-driven products and services. The Company’s future success depends on its ability to address the needs and preferences of its customers by using technology to provide products and services that enhance customer convenience and that create additional efficiencies in the Company’s operations. Many of the Company’s competitors have greater resources to invest in technological improvements, and the Company may not be able to implement new technology-driven products and services as quickly and effectively as its competitors. In addition, the necessary process of updating technology can itself lead to disruptions in the availability or function of systems. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Company’s business and results of operations.

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

The Company May Be Required to Write Down Goodwill and Other Intangible Assets, Causing Its Financial Condition and Results to Be Negatively Affected.

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2022, the Company’s goodwill and other identifiable intangible assets were approximately $116 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2022. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

The Company and City National Are Extensively Regulated.

    The Company operates in a highly regulated environment and is subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve Board, the OCC and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters including but not limited to (i) ownership and control of the Company's equity, (ii) acquisition of other companies and businesses, (iii) permissible activities and investments, (iv) maintenance of adequate capital levels and (v) other operational aspects. Compliance with banking regulations is costly and restricts certain of our activities, including the payment of dividends, mergers and acquisitions, investments, loan amounts and concentrations, interest rates, opening and closing branch locations, and other activities. The bank regulatory agencies also possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. These agencies have significant discretion in their ability to enforce penalties and further limit the Company's activities if the Company fails to comply with applicable regulations.

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

City National owns seventy-five bank branch locations and leases nineteen bank branch locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations. City National also operates a loan production office leased in Cincinnati, Ohio.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends declared per share and information regarding the closing market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At February 17, 2023, there were 2,432 shareholders of record.

The Company generally pays dividends on a quarterly basis. As noted in the section captioned "Dividends and Other Payments" included in Item 1. Business, the section captioned "Liquidity and Capital Resources" included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Sixteen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to the Company. At December 31, 2022, City National could pay $59.2 million in dividends without prior regulatory permission.

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2022, as well as the Nasdaq Composite Index and the KBW Nasdaq Bank Index.

Cumulative Total Returns
Assumes Initial Investment of $100
made on December 31, 2017

$350
$300
$250
$200
$150
$100
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
City Holding Company
NASDAQ Composite
KBW Nasdaq Bank

	2017	2018	2019	2020	2021	2022
City Holding Company	$100.00	$102.85	$128.39	$112.76	$136.76	$160.39
NASDAQ Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
KBW Nasdaq Bank Index	$100.00	$82.29	$112.01	$100.46	$138.97	$109.23

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Unregistered Sales of Equity Securities and Use of Proceeds

On May 25, 2022, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in March 2021. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended December 31, 2022:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
December 1 - December 31, 2022*	69,092	93.12	1,009,436	816,894

*There were no common stock repurchases in October or November 2022.

Item 6. Reserved

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
Statistical Information

    The information noted below is provided pursuant to Guide 3 -- Statistical Disclosure by Bank Holding Companies.

Description of Information			Page Reference
Item I.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	33
	b.	Analysis of Net Interest Earnings	34
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	34

II.	Investment Portfolio
	a.	Maturity Schedule of Investments	43

III.	Loan Portfolio
	a.	Types of Loans	43
	b.	Maturities and Sensitivity to Changes in Interest Rates	43
	c.	Other Interest Bearing Assets	None
	d.	Risk Elements	73

V.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	33
	b.	Maturity Schedule of Uninsured Time Certificates of Deposit	49

VI.	Return on Equity and Assets		31

VII.	Short-term Borrowings		39

CITY HOLDING COMPANY

City Holding Company (the "Company"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 94 bank branches in West Virginia (58), Kentucky (19), Virginia (13) and Ohio (4). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In the Company's key markets, the Company's primary subsidiary, City National, often ranks in the top three relative to deposit market share and the top two relative to branch share (Charleston/Huntington MSA, Beckley/Lewisburg counties, Staunton MSA and Winchester, VA/WV Eastern Panhandle counties). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

On October 18, 2022, the Company announced that City Holding had signed a definitive agreement in which City Holding will acquire Citizens Commerce Bancshares, Inc., ("Citizens") the parent company of Citizens Commerce Bank, Inc., Versailles, Kentucky. Upon completion of the merger, the subsidiary bank of Citizens will merge with and into City National. The Boards of Directors of City and Citizens have approved the Merger, Bank Merger and the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Citizens shareholders will have the right to receive 0.1666 City common shares, par value of $2.50 per share for each Citizens common share, no par value. Cash will be paid in lieu of fractional shares and for unexercised Citizens options at closing. The Merger is expected to close in the first quarter of 2023, pending customary closing conditions, including receipt of required regulatory approvals and the approval by the shareholders of Citizens.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the December 31, 2022 estimate, the Company assumed an unemployment forecast range of 3.7% to 4.9%, compared to a range of 3.5% to 5.2% utilized in the December 31, 2021 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. The impact of the changes in the unemployment forecast range between December 31, 2021 and December 31, 2022 resulted in a decrease in the ACL of approximately $0.2 million.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $1.9 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $3.8 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. Between December 31, 2021 and December 31, 2022, management assigned a "decline," or 1.5 basis point increase, to the interest rate risk factor for all pools due to the rising rate environment. In total, the qualitative changes increased the ACL by approximately $0.5 million for the year ended December 31, 2022.

Income Taxes

The Income Taxes section of this Annual Report on Form 10-K provides management’s analysis of the Company’s income taxes.  The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The Company's unrecognized tax benefits could change over the next twelve months as a result of various factors.    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2019 and forward.

The effective tax rate is calculated by taking the statutory rate and adjusting for permanent and discrete items. The discrete items can vary between periods but historically have remained consistent.

FINANCIAL SUMMARY

    The Company’s financial performance over the previous three years is summarized in the following table:

	2022	2021	2020

Net income available to common shareholders (in thousands)	$102,071	$88,080	$89,595
Earnings per common share, basic	$6.81	$5.67	$5.55
Earnings per common share, diluted	$6.80	$5.66	$5.55
Cash dividends declared	$2.50	$2.34	$2.29
Book value per share	$39.08	$45.22	$44.47
Dividend payout ratio	36.8%	41.3%	41.2%
ROA*	1.71%	1.49%	1.66%
ROE*	16.5%	12.7%	12.9%
ROATCE*	20.3%	15.3%	15.6%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders’ investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders’ equity less intangible assets.

BALANCE SHEET ANALYSIS

    Select balance sheet fluctuations and ratios are summarized in the following table (in millions):

	December 31,
	2022	2021	$ Change	% Change

Cash and cash equivalents	$200.0	$634.6	$(434.6)	(68)%
Investment securities	1,529.3	1,433.7	95.6	7%
Gross loans	3,646.3	3,543.8	102.4	3%

Total deposits	$4,869.9	$4,925.3	$(55.4)	(1)%

Tangible equity to tangible assets	8.02%	9.58%

Cash and cash equivalents decreased $434.6 million, from $634.6 million at December 31, 2021, to $200.0 million at December 31, 2022 primarily due to an increase in loans and investment securities and a decrease in deposits.

Investment securities increased $95.6 million, from $1.43 billion at December 31, 2021, to $1.53 billion at December 31, 2022 as the Company has put its excess funding to work.

Loans increased $102.4 million (2.9%) from December 31, 2021 to $3.64 billion at December 31, 2022. PPP loans of $6.6 million at December 31, 2021 were fully repaid during 2022. Excluding outstanding PPP loans (included in the commercial and industrial loan category), total loans increased $109.0 million, (3.1%), from December 31, 2021 to $3.64 billion at December 31, 2022. Residential real estate loans increased $144.6 million (9.3%); commercial and industrial loans increased $34.3 million (10.1%) (excluding PPP loans); home equity loans increased $12.0 million (9.8%); and consumer loans increased $7.9 million (19.3%). These increases were partially offset by decreases in commercial real estate loans ($86.6 million, or 5.9%).

Total deposits decreased $55.4 million from December 31, 2021 to $4.87 billion at December 31, 2022. Time deposits decreased $180.8 million and noninterest bearing demand deposits decreased $21.7 million. These decreases were partially offset by an increase in interest bearing demand deposits of $97.6 million and an increase in savings deposits of $49.4 million.

TABLE ONE
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(In thousands)

	2022			2021			2020
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio(1):
Residential real estate(2),(3)	$1,755,772	$68,208	3.88%	$1,658,710	$64,492	3.89%	$1,768,789	$74,452	4.21%
Commercial, financial, and agriculture(3)	1,781,132	75,390	4.23	1,838,560	68,784	3.74	1,816,658	72,128	3.97
Installment loans to individuals(3),(4)	46,622	2,567	5.51	48,708	2,831	5.81	56,163	3,319	5.91
Previously securitized loans(5)	—	373	—	—	568	—	—	599	—
Total loans	3,583,526	146,538	4.09	3,545,978	136,675	3.85	3,641,610	150,498	4.13
Securities:
Taxable	1,288,252	34,445	2.67	1,075,550	23,071	2.15	890,771	23,355	2.62
Tax-exempt(6)	218,588	6,217	2.84	242,125	6,362	2.63	164,740	4,954	3.01
Total securities	1,506,840	40,662	2.70	1,317,675	29,433	2.23	1,055,511	28,309	2.68
Deposits in depository institutions	357,184	3,794	1.06	568,928	693	0.12	230,043	492	0.21
Total interest-earning assets	5,447,550	190,994	3.51	5,432,581	166,801	3.07	4,927,164	179,299	3.64
Cash and due from banks	88,581			92,847			76,173
Bank premises and equipment	72,590			76,069			77,670
Goodwill and intangible assets	116,469			117,899			119,471
Other assets	271,685			216,493			221,864
Less: allowance for credit losses	(17,687)			(21,922)			(22,770)
Total assets	$5,979,188			$5,913,967			$5,399,572

Liabilities
Interest-bearing demand deposits	$1,150,007	1,234	0.11%	$1,071,628	504	0.05%	$912,306	1,005	0.11%
Savings deposits	1,414,727	1,544	0.11	1,291,225	689	0.05	1,071,727	1,591	0.15
Time deposits(3)	983,046	4,666	0.47	1,157,502	8,213	0.71	1,329,841	19,927	1.50
Short-term borrowings	284,611	2,211	0.78	298,413	489	0.16	253,456	993	0.39
Long-term debt	—	—	—	—	—	—	830	100	12.05
Total interest-bearing liabilities	3,832,391	9,655	0.25	3,818,768	9,895	0.26	3,568,160	23,616	0.66
Noninterest-bearing demand deposits	1,429,415			1,315,801			1,035,801
Other liabilities	98,553			84,377			100,166
Total shareholders’ equity	618,829			695,021			695,445
Total liabilities and shareholders’ equity	$5,979,188			$5,913,967			$5,399,572
Net interest income		$181,339			$156,906			$155,683
Net yield on earning assets			3.33%			2.89%			3.16%

1.For purposes of this table, non-accruing loans have been included in average balances and the following net loan fees (in thousands) have been included in interest income:

	2022	2021	2020
Loan fees, net	$568	$3,550	$1,842

2.Includes the Company's residential real estate and home equity loan categories.

3.Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

	2022	2021	2020
Residential real estate	$298	$620	$630
Commercial, financial, and agriculture	642	1,198	2,445
Installment loans to individuals	45	87	143
Time deposits	83	193	622
Total	$1,068	$2,098	$3,840

4.Includes the Company’s consumer and DDA overdrafts loan categories.
5.Effective January 1, 2012, the carrying value of the Company's previously securitized loans was reduced to $0.
6.Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

TABLE TWO
RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(In thousands)

	2022 vs. 2021 Increase (Decrease) Due to Change In:			2021 vs. 2020 Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$3,774	$(58)	$3,716	$(4,633)	$(5,327)	$(9,960)
Commercial, financial, and agriculture	(2,148)	8,754	6,606	870	(4,214)	(3,344)
Installment loans to individuals	(121)	(143)	(264)	(441)	(47)	(488)
Previously securitized loans	—	(195)	(195)	—	(31)	(31)
Total loans	1,505	8,358	9,863	(4,204)	(9,619)	(13,823)
Securities:
Taxable	4,563	6,811	11,374	4,845	(5,129)	(284)
Tax-exempt(1)	(618)	473	(145)	2,327	(919)	1,408
Total securities	3,945	7,284	11,229	7,172	(6,048)	1,124
Deposits in depository institutions	(258)	3,359	3,101	725	(524)	201
Total interest-earning assets	$5,192	$19,001	$24,193	$3,693	$(16,191)	$(12,498)

Interest-bearing liabilities:
Interest-bearing demand deposits	$37	$693	$730	$176	$(677)	$(501)
Savings deposits	66	789	855	326	(1,228)	(902)
Time deposits	(1,238)	(2,309)	(3,547)	(2,582)	(9,132)	(11,714)
Short-term borrowings	(23)	1,745	1,722	176	(680)	(504)
Long-term debt	—	—	—	(100)	—	(100)
Total interest-bearing liabilities	(1,158)	918	(240)	(2,004)	(11,717)	(13,721)
Net Interest Income	$6,350	$18,083	$24,433	$5,697	$(4,474)	$1,223

1.Fully federal taxable equivalent using a tax rate of approximately 21%.

NET INTEREST INCOME

2022	2021	2020

Total interest income	$189,688	$165,467	$178,259
Total interest expense	9,655	9,894	23,615
Net interest income	180,033	155,573	154,644

2022 vs. 2021

    The Company’s net interest income increased from $155.6 million for the year ended December 31, 2021 to $180.0 million for the year ended December 31, 2022. The Company’s tax equivalent net interest income increased $24.4 million, or 15.6%, from $156.9 million for the year ended December 31, 2021 to $181.3 million for the year ended December 31, 2022. Net interest income increased by $12.0 million, $7.3 million and $3.4 million, respectively, due to increases in the yields on loans (net of loan fees and accretion), investments, and deposits in depository institutions, of 35 basis points, 47 basis points and 94 basis points, respectively, all due primarily to increases in the Federal Funds rate during 2022. In addition, higher average investment and loan balances ($189.2 million and $37.5 million, respectively) increased net interest income by $3.9 million and $1.8 million, respectively. These increases were partially offset by a decrease in loan fees associated with PPP loans of $3.5 million from 2021 and a decrease in accretion from fair value adjustments of $1.0 million. The Company’s reported net interest margin increased from 2.89% for the year ended December 31, 2021 to 3.33% for the year ended December 31, 2022.

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

TABLE THREE
NON-GAAP FINANCIAL MEASURES
(In thousands)

	2022	2021	2020

Net interest income ("GAAP")	$180,033	$155,573	$154,644
Taxable equivalent adjustment	1,306	1,333	1,039
Net interest income, fully taxable equivalent	$181,339	$156,906	$155,683

Average total interest earning assets	$5,447,550	$5,432,581	$4,927,164

Net interest margin	3.33%	2.89%	3.16%
Accretion related to fair value adjustments	(0.02)	(0.04)	(0.08)
Net interest margin (excluding accretion)	3.31%	2.85%	3.08%

Equity to assets ("GAAP")	9.83%	11.34%	12.18%
Effect of goodwill and other intangibles, net	(1.81)	(1.76)	(1.85)
Tangible common equity to tangible assets	8.02%	9.58%	10.33%

Return on tangible equity ("GAAP")	20.3%	15.3%	15.6%
Impact of sale of VISA shares	—	—	(2.4)
Return on tangible equity, excluding the above items	20.3%	15.3%	13.2%

Return on assets ("GAAP")	1.71%	1.49%	1.66%
Impact of sale of VISA shares	—	—	(0.24)
Return on assets, excluding the above items	1.71%	1.49%	1.42%

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

2022 vs. 2021

    Selected income statement fluctuations and ratios are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2022	2021	$ Change	% Change
Unrealized (losses) gains recognized on equity securities still held	$(1.6)	$0.5	$(2.1)	(420)%
Non-interest income, excluding net investment securities (losses) gains	73.7	68.8	4.9	7%
Non-interest expense	124.3	117.2	7.1	6%

Efficiency ratio	48.2	51.3
Full-time equivalent employees	909	905

    Non-interest income was $72.1 million for 2022 as compared to $69.6 million for 2021. The Company reported $1.6 million of unrealized fair value losses on the Company’s equity securities during 2022 compared to $0.3 million of realized security gains on the sale of investments and $0.5 million of unrealized fair value gains on the Company’s equity securities during 2021. Exclusive of these realized and unrealized gains and losses, non-interest income increased from $68.8 million for the year ended December 31, 2021 to $73.7 million for the year ended December 31, 2022. This increase was largely attributable to an increase of $2.8 million, or 10.9%, in service charges and a $1.7 million, or 42.7%, increase in bank owned life insurance due to higher death benefit proceeds received in 2022 compared to 2021. In addition, trust and investment management fee income and bankcard revenues each increased $0.4 million from the year ended December 31, 2021. These increases were partially offset by a decrease of $0.4 million in other income.

Non-interest expenses increased from $117.2 million for 2021 to $124.3 million for 2022. This increase was primarily due to an increase in salaries and employee benefit expenses ($4.7 million, due to higher salary adjustments during 2022, increased incentive compensation, and increased health insurance) and equipment and software related expenses ($1.3 million). In addition, occupancy related expenses increased $0.6 million, advertising increased $0.3 million, and merger-related expenses increased $0.3 million.

2021 vs. 2020

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

INCOME TAXES

    Selected information regarding the Company's income taxes is presented in the table below (dollars in millions):

	For the year ended December 31,
	2022	2021	2020

Income tax expense	$25.3	$23.1	$21.7

Effective tax rate	19.8%	20.8%	19.5%

    A reconciliation of the effective tax rate to the statutory rate is included in Note Eleven of the Notes to Consolidated Financial Statements.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company was in a net deferred tax asset position ($44.9 million) at December 31, 2022 and a net deferred tax asset position ($0.1 million) at December 31, 2021. The increase in net deferred tax asset was largely due to a decrease in the Company's investment valuation, primarily in the mortgage-backed security portfolio.

    The components of the Company’s net deferred tax assets are disclosed in Note Eleven of the Notes to Consolidated Financial Statements. Realization of the most significant net deferred tax assets is primarily dependent on future events taking place that will reverse the current deferred tax assets. The deferred tax asset associated with unrealized securities losses is the tax impact of the unrealized losses on the Company’s available-for-sale security portfolio.  The impact of the Company’s unrealized losses is noted in the Company’s Consolidated Statements of Changes in Shareholders’ Equity as an adjustment to Accumulated Other Comprehensive (Loss) Income.  This deferred tax asset would be realized if the unrealized securities losses on the Company's securities were realized from the sales of the related securities. The Company believes that it is more likely than not that each of the deferred tax assets will be realized and that no significant valuation allowances were necessary as of December 31, 2022 or 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At December 31, 2022, City National could pay dividends up to $59.2 million without prior regulatory permission.

During 2022, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. Additional information concerning sources and uses of cash by the Parent Company is discussed in Note Eighteen of the Notes to Consolidated Financial Statements.

The Parent Company anticipates continuing the payment of dividends, which are expected to approximate $38.4 million on an annualized basis for 2023 based on common shareholders of record at December 31, 2022 at a dividend rate of $2.60 per share for 2023.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.5 million of additional cash over the next 12 months. As of December 31, 2022, the Parent Company reported a cash balance of $54.6 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next twelve months. Excluding the dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2023.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB") and other financial institutions. As of December 31, 2022, City National’s assets are significantly funded by deposits and capital. City National maintains borrowing facilities with the FHLB and other financial institutions that can be accessed as necessary to fund operations and to provide contingency funding mechanisms. As of December 31, 2022, City National had the capacity to borrow an additional $2.0 billion from the FHLB and other financial institutions under existing borrowing facilities. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

 The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. As illustrated in the Consolidated Statements of Cash Flows, the Company generated $115.8 million of cash from operating activities during 2022, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.

The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.53 billion at December 31, 2022, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $291 million.

The Company’s net loan to asset ratio is 61.7% as of December 31, 2022 and deposit balances fund 82.8% of total assets as compared to 79.8% for its peers (Bank Holding Company Peer Group, as of the most recent data available as of September 30, 2022, which includes commercial banks with assets ranging from $3 billion to $10 billion). Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 67.7% of the Company’s total assets and the Company uses time deposits over $250,000 to fund 4.6% of total assets compared to its peers, which fund 8.9% of total assets with such deposits.

Capital Resources

During 2022, Shareholders’ Equity decreased $103 million, or 15.2%, from $681 million at December 31, 2021 to $578 million at December 31, 2022.  This decrease was primarily due to other comprehensive loss of $146 million (due to a decrease in the Company's investment valuation), cash dividends declared of $37 million, and common share repurchases of $26 million, partially offset by net income of $102 million.

During the year ended December 31, 2022, the Company repurchased approximately 325,000 common shares at a weighted average price of $81.50 per share as part of a one million share repurchase plan authorized by the Board of Directors in May 2022. At December 31, 2022, the Company could repurchase approximately 817,000 shares under the current plan.

    The Basel III Capital Rules require City Holding and City National to maintain minimum CET 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital

Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

    The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2022	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$598,068	16.2%	$257,965	7.0%	$239,538	6.5%
City National Bank	508,586	13.9%	256,520	7.0%	238,197	6.5%
Tier 1 Capital
City Holding Company	598,068	16.2%	313,243	8.5%	294,817	8.0%
City National Bank	508,586	13.9%	311,488	8.5%	293,166	8.0%
Total Capital
City Holding Company	612,654	16.6%	386,947	10.5%	368,521	10.0%
City National Bank	523,172	14.3%	384,780	10.5%	366,457	10.0%
Tier 1 Leverage Ratio
City Holding Company	598,068	10.0%	238,954	4.0%	298,692	5.0%
City National Bank	508,586	8.6%	237,973	4.0%	297,466	5.0%

December 31, 2021	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$555,532	16.1%	$241,772	7.0%	$224,503	6.5%
City National Bank	492,721	14.4%	240,392	7.0%	223,221	6.5%
Tier 1 Capital
City Holding Company	555,532	16.1%	293,581	8.5%	276,311	8.0%
City National Bank	492,721	14.4%	291,905	8.5%	274,734	8.0%
Total Capital
City Holding Company	570,336	16.5%	362,659	10.5%	345,389	10.0%
City National Bank	507,526	14.8%	360,588	10.5%	343,418	10.0%
Tier 1 Leverage Ratio
City Holding Company	555,532	9.4%	235,403	4.0%	294,254	5.0%
City National Bank	492,721	8.5%	233,342	4.0%	291,678	5.0%

As of December 31, 2022, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized."  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the OCC and the FDIC.  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of December 31, 2022, management believes that City Holding and City National meet all capital adequacy requirements.

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

TABLE FOUR
CONTRACTUAL OBLIGATIONS

    The composition of the Company's contractual obligations as of December 31, 2022 is presented in the following table (in thousands):

	Contractual Maturity in
	Less than One Year	Greater than One Year	Total

Noninterest-bearing demand deposits	$1,351,415	$—	$1,351,415
Interest-bearing demand deposits(1)	1,232,651	—	1,232,651
Savings deposits(1)	1,396,310	—	1,396,310
Time deposits(1)	537,349	357,828	895,177
Short-term borrowings(1)	297,942	—	297,942
Low income housing tax credits ("LIHTCs") funding commitments	8,522	16,851	25,373
Supplemental employee retirement plans	918	5,656	6,574
Deferred compensation plans	—	2,586	2,586
Real estate leases	1,051	4,383	5,434
Total Contractual Obligations	$4,826,158	$387,304	$5,213,462

(1)Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2022. The contractual amounts to be paid on variable-rate obligations are affected by market interest rates that could materially affect the contractual amounts to be paid.

The Company’s liability for uncertain tax positions at December 31, 2022 was $1.6 million pursuant to ASC Topic 740.  This liability represents an estimate of tax positions that the Company has taken in its tax returns that may ultimately not be sustained upon examination by tax authorities.  As the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable reliability, this estimated liability has been excluded from the contractual obligations table.

As disclosed in Note Fourteen of the Notes to Consolidated Financial Statements, the Company has entered into agreements with its customers to extend credit or to provide conditional commitments to provide payment on drafts presented in accordance with the terms of the underlying credit documents (including standby and commercial letters of credit). The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. As a result of the Company’s off-balance sheet arrangements for 2022 and 2021, no material revenue, expenses, or cash flows were recognized.  In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

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

The Company's municipal bond portfolio of $268 million as of December 31, 2022 has an average tax equivalent yield of 2.73% with an average maturity of 12.8 years. The average dollar amount invested in each security is $1.2 million. The portfolio has 93% rated "A" or better and the remaining portfolio is unrated, as the issuances represented small issuances of revenue bonds. Additional credit support has been purchased by the issuer for 27% of the portfolio, while 73% has no additional credit support. Management re-underwrites 100% of the portfolio on an annual basis, using the same guidelines that are used to underwrite its commercial loans. Revenue bonds were 56% of the portfolio, while the remaining 44% were general obligation bonds. Geographically, the portfolio supports the Company's footprint, with 18% of the portfolio being from municipalities throughout West Virginia, and the remainder from communities in Texas, Washington, Ohio and various other states.

The weighted average yield of the Company's investment portfolio is presented in the following table (dollars in thousands):

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Obligations of states and political subdivisions	$2,883	3.02%	$27,877	3.06%	$52,412	3.40%	$185,143	2.13%
Mortgage-backed securities:
U.S. government agencies	13	4.14	10,195	2.43	424,773	3.01	767,298	2.57
Private label	—	—	—	—	—	—	7,231	3.92
Trust preferred securities	—	—	—	—	—	—	3,828	6.26
Corporate securities	—	—	10,329	4.92	13,538	2.82	—	—
Total Debt Securities available-for-sale	2,896	3.02	48,401	3.32	490,723	3.04	963,500	2.51

Weighted-average yields on tax-exempt obligations of states and political subdivisions have been computed on a taxable-equivalent basis using the federal statutory tax rate of 21%.  Average yields on investments available-for-sale are computed based on amortized cost. Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

TABLE FIVE
LOAN PORTFOLIO

    Loans increased $102.4 million (2.9%) from December 31, 2021 to $3.64 billion at December 31, 2022. PPP loans of $6.6 million at December 31, 2021 were fully repaid during 2022. Excluding outstanding PPP loans (included in the commercial and industrial loan category), total loans increased $109.0 million, (3.1%), from December 31, 2021 to $3.64 billion at December 31, 2022. Residential real estate loans increased $144.6 million (9.3%); commercial and industrial loans increased $34.3 million (10.1%) (excluding PPP loans); home equity loans increased $12.0 million (9.8%); and consumer loans increased $7.9 million (19.3%). These increases were partially offset by decreases in commercial real estate loans ($86.6 million, or 5.9%). The composition of the Company’s loan portfolio as of the dates indicated follows (in thousands):

	2022	2021

Commercial and industrial	$373,890	$346,184

1-4 Family	116,192	107,873
Hotels	340,404	311,315
Multi-family	174,786	215,677
Non Residential Non-Owner Occupied	585,964	639,818
Non Residential Owner Occupied	174,961	204,233
Commercial real estate	1,392,307	1,478,916

Residential real estate	1,693,523	1,548,965
Home equity	134,317	122,345
Consumer	48,806	40,901
DDA overdrafts	3,415	6,503
Total loans	$3,646,258	$3,543,814

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. C&I loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. Excluding PPP loans, C&I loans increased $34 million from December 31, 2021 to December 31, 2022.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans, but have different collateral risk. Commercial real estate loans decreased $87 million to $1.39 billion at December 31, 2022.  At December 31, 2022, $4 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $116.2 million as of December 31, 2022. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦The Hotel portfolio is comprised of all lodging establishments and totaled $340.4 million as of December 31, 2022. Risk characteristics relate to the demand for both business and personal travel.
◦Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $174.8 million as of December 31, 2022. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $586.0 million while nonresidential owner-occupied commercial real estate totaled $175.0 million as of December 31, 2022. Risk characteristics relate to levels of consumer spending and overall economic conditions.

The Company categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor the portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2022, City National was within its internally designated concentration limits. As of December 31, 2022, City National's loans to borrowers within the Lessors of Nonresidential Buildings categories exceeded 10% of total loans (14%). No other NAICS industry classification exceeded 10% of total loans as of December 31, 2022. Management also monitors non-owner occupied commercial real estate as a percent of risk based capital (based upon regulatory guidance). At December 31, 2022, the Company had $1.2 billion of commercial loans classified as non-owner occupied and was within its designated concentration threshold.

Residential real estate loans increased $145 million from December 31, 2021 to $1.69 billion at December 31, 2022. Residential real estate loans include loans for the purchase or refinance of consumers' residence and first-priority home equity loans allow consumers to borrow against the equity in their home.  These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans. Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. Additionally, the Company periodically purchases residential mortgage loans. The credit and collateral documents for each potential purchased loan are reviewed to ensure the credit metrics are acceptable to management. At December 31, 2022, $21 million of the residential real estate loans were for properties under construction.

Home equity loans increased $12 million from December 31, 2021 to $134 million at December 31, 2022. City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on a residential property.  Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien.  These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments.  Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans.  The amount of credit extended is directly related to the value of the real estate securing the loan at the time the loan is made.

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property, or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring such factors as portfolio size and growth, internal lending policies and pertinent economic conditions. City National's underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $8 million from 2021 to $49 million at December 31, 2022.

    The following table shows the scheduled maturity of loans outstanding as of December 31, 2022 (in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

Commercial and industrial	$68,125	$210,746	$85,628	$9,391	$373,890

1-4 Family	8,347	14,337	30,113	63,395	116,192
Hotels	18,447	135,878	157,964	28,115	340,404
Multi-family	631	26,173	114,900	33,082	174,786
Non Residential Non-Owner Occupied	9,208	134,857	322,519	119,380	585,964
Non Residential Owner Occupied	11,081	31,795	73,989	58,096	174,961
Commercial real estate	47,714	343,040	699,485	302,068	1,392,307

Residential real estate	4,917	19,476	174,668	1,494,462	1,693,523
Home equity	2,182	8,563	23,414	100,158	134,317
Consumer and DDA Overdrafts	789	12,128	9,235	30,069	52,221
Total loans	$123,727	$593,953	$992,430	$1,936,148	$3,646,258
The maturity table above is based on actual loan maturity dates and does not consider prepayments or any other assumptions.

Loans maturing after one year with interest rates that are:	Fixed until Maturity	Variable or adjustable	Total

Commercial and industrial	$130,189	$175,577	$305,766

1-4 Family	4,525	103,320	107,845
Hotels	101,940	220,017	321,957
Multi-family	23,649	150,506	174,155
Non Residential Non-Owner Occupied	80,997	495,759	576,756
Non Residential Owner Occupied	24,831	139,049	163,880
Commercial real estate	235,942	1,108,651	1,344,593

Residential real estate	280,399	1,408,207	1,688,606
Home equity	20,641	111,494	132,135
Consumer and DDA Overdrafts	46,007	5,424	51,431
Total loans	$713,178	$2,809,353	$3,522,531
The maturity table above is based on actual loan maturity dates and does not consider prepayments or any other assumptions.

ALLOWANCE FOR CREDIT LOSSES

The Company adopted ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" effective January 1, 2020, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. ASU No. 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The current expected credit losses model ("CECL") applies to the allowance for credit losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures.

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

As a result of the Company’s analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a provision for credit losses of $0.5 million for the year ended December 31, 2022, compared to a recovery of credit losses of $3.2 million for year ended December 31, 2021. The provision for the year ended December 31, 2022 was a result of net charge-offs for the year that were partially offset by the repayment of a loan from a previous acquisition and release of the associated credit mark.

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of December 31, 2022 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

TABLE SIX
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

    The allocation of the allowance for credit losses by portfolio segment and the percent of loans in each category to total loans is shown in the table below (dollars in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	2022		2021
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$3,568	10%	$3,480	10%

1-4 Family	566	3%	598	3
Hotels	2,332	10%	2,426	9
Multi-family	380	5%	483	6
Non Residential Non-Owner Occupied	2,019	16%	2,319	18
Non Residential Owner Occupied	1,315	5%	1,485	6
Commercial real estate	6,612	39%	7,311	42

Residential real estate	5,427	46%	5,716	44
Home equity	290	4%	517	3
Consumer	110	1%	106	1
DDA overdrafts	1,101	0%	1,036	—
Allowance for Credit Losses	$17,108	100%	$18,166	100%

The ACL decreased from $18.2 million at December 31, 2021 to $17.1 million at December 31, 2022. The allowance attributed to the commercial real estate loan portfolio decreased $0.7 million from $7.3 million at December 31, 2021 to $6.6 million at December 31, 2022. This decrease was primarily due to a reduction in the unemployment forecast range, upgrades of certain loans previously downgraded due to impacts of the pandemic, and payoffs of multiple large commercial real estate relationships.

The following table shows asset quality ratios as of December 31, 2022 and 2021:

	2022	2021

Net charge offs to average loans	0.04%	0.09%
Provision for (recovery of) credit losses to average loans	0.01	(0.09)
Allowance for credit losses to nonperforming loans	317.28	290.15
Allowance for credit losses to total loans	0.47	0.51
Non-performing assets as a percentage of total loans and OREO	0.17	0.21

GOODWILL

The Company evaluates the recoverability of goodwill and indefinite lived intangible assets annually as of November 30th, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the Company's business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. As described in Note One of the Notes to Consolidated Financial Statements, the Company conducts its business activities through one reportable business segment – community banking. Fair values are estimated by reviewing the Company’s stock price as it compares to book value and the Company’s reported earnings.  In addition, the impact of future earnings and activities is considered in the Company’s analysis.  The Company had approximately $109 million of goodwill at December 31, 2022 and 2021, and no impairment was required to be recognized in 2022 or 2021, as the estimated fair value of the Company has continued to exceed its book value.

CERTIFICATES OF DEPOSIT

The Company has time certificates of deposit that meet or exceed the FDIC insurance limit of $250,000 totaling an estimated $271.5 million. Scheduled maturities of uninsured time certificates of deposit are estimated at December 31, 2022 and are summarized in the table below (in thousands).

TABLE SEVEN
MATURITY DISTRIBUTION OF UNINSURED CERTIFICATES OF DEPOSIT

Amounts

Three months or less	$19,150
Over three months through six months	18,946
Over six months through twelve months	26,579
Over twelve months	44,819
Total	$109,494

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

            At December 31, 2022, approximately 27% of total assets, or $1.6 billion, consisted of financial instruments recorded at fair value. Most of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. At December 31, 2022, approximately $65 million of derivative liabilities were recorded at fair value using methodologies involving observable market data. The Company does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on the Company’s results of operations, liquidity, or capital resources. See Note Seventeen of the Notes to Consolidated Financial Statements for additional information regarding ASC Topic 820 and its impact on the Company’s financial statements.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
December 31, 2022
+300	7.50	-4.5%
+200	6.50	-2.6
+100	5.50	-1.2
-100	3.50	-5.5
-200	2.50	-14.4
-300	1.50	-19.3

December 31, 2021
+400	4.25%	+13.4%
+300	3.25	+14.1
+200	2.25	+12.5
+100	1.25	+8.5

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during 2023 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income and the economic value of equity behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, management believes that, as of December 31, 2022, the Company's system of internal control over financial reporting is effective based on those criteria.  Crowe LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting. This report appears on page 54.

February 22, 2023

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of City Holding Company and Subsidiaries (the "Company") as of December 31, 2022, and 2021, the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issues by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Qualitative Factors

As more fully described in Notes 1 and 5 of the consolidated financial statements, the Company’s allowance for credit losses represents management’s best estimate of expected losses in the loan portfolio. Estimates of expected credit losses for loans are based on reasonable and supportable forecasts of future economic conditions, historical loss experience and qualitative factors.

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

The primary procedures performed to address this critical audit matter included:

•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, specifically testing controls over the adherence to the framework aligned with the risk of loss, completeness and accuracy of data used as the basis for adjustments related to the qualitative factors and testing management’s review of the reasonableness of qualitative factors.
•Substantively testing management’s process for developing the qualitative factors, including alignment to the established framework, assessing the relevance and reliability of data used to develop the factors, and evaluating for reasonableness the judgments and assumptions used in the determination of the adjustment amounts.

/s/ Crowe LLP
We have served as the Company's auditor since 2019.
Washington, D.C.
February 22, 2023

FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$68,333	$101,804
Interest-bearing deposits in depository institutions	131,667	532,827
Cash and Cash Equivalents	200,000	634,631

Investment securities available for sale, at fair value	1,505,520	1,408,165
Other securities	23,807	25,531
Total Investment Securities	1,529,327	1,433,696

Gross loans	3,646,258	3,543,814
Allowance for credit losses	(17,108)	(18,166)
Net Loans	3,629,150	3,525,648

Bank owned life insurance	120,674	120,978
Premises and equipment, net	70,786	74,071
Accrued interest receivable	18,287	15,627
Deferred tax assets, net	44,884	63
Goodwill and other intangible assets, net	115,735	117,121
Other assets	149,263	81,860
Total Assets	$5,878,106	$6,003,695

Liabilities
Deposits:
Noninterest-bearing	$1,351,415	$1,373,125
Interest-bearing:
Demand deposits	1,233,482	1,135,848
Savings deposits	1,396,869	1,347,448
Time deposits	888,100	1,068,915
Total Deposits	4,869,866	4,925,336

Short-term borrowings:
Securities sold under agreements to repurchase	290,964	312,458
Other liabilities	139,424	84,796
Total Liabilities	5,300,254	5,322,590

Commitments and contingencies - see Note Fourteen

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; — issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at December 31, 2022 and 2021, less 4,259,399 and 3,985,690 shares in treasury, respectively	47,619	47,619
Capital surplus	170,980	170,942
Retained earnings	706,696	641,826
Cost of common stock in treasury	(215,955)	(193,542)
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on securities available-for-sale	(128,066)	17,745
Underfunded pension liability	(3,422)	(3,485)
Total Accumulated Other Comprehensive (Loss) Income	(131,488)	14,260
Total Shareholders’ Equity	577,852	681,105
Total Liabilities and Shareholders’ Equity	$5,878,106	$6,003,695

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2022	2021	2020
Interest Income
Interest and fees on loans	$146,538	$136,676	$150,498
Interest on investment securities:
Taxable	34,445	23,071	23,355
Tax-exempt	4,911	5,027	3,914
Interest on deposits in depository institutions	3,794	693	492
Total Interest Income	189,688	165,467	178,259

Interest Expense
Interest on deposits	7,444	9,405	22,522
Interest on short-term borrowings	2,211	489	993
Interest on long-term debt	—	—	100
Total Interest Expense	9,655	9,894	23,615
Net Interest Income	180,033	155,573	154,644
Provision for (recovery of) credit losses	474	(3,165)	10,722
Net Interest Income After Provision for (Recovery of) Credit Losses	179,559	158,738	143,922

Non-Interest Income
Net gains on sale of investment securities	4	312	62
Unrealized (losses) gains recognized on equity securities still held	(1,585)	504	(863)
Service charges	28,335	25,539	25,733
Bankcard revenue	27,349	26,987	23,059
Trust and investment management fee income	8,798	8,415	7,736
Bank owned life insurance	5,559	3,895	4,424
Sale of VISA shares	—	—	17,837
Other income	3,617	3,989	4,692
Total Non-Interest Income	72,077	69,641	82,680

Non-Interest Expense
Salaries and employee benefits	66,536	61,850	62,074
Occupancy related expenses	10,718	10,083	9,765
Equipment and software related expenses	11,791	10,486	10,200
FDIC insurance expense	1,673	1,583	884
Advertising	3,405	3,091	2,776
Bankcard expenses	6,032	6,455	5,893
Postage, delivery, and statement mailings	2,362	2,323	2,268
Office supplies	1,744	1,547	1,556
Legal and professional fees	2,194	2,279	2,176
Telecommunications	2,616	2,858	2,129
Repossessed asset losses (gains), net of expenses	59	(57)	245
Merger related costs	268	—	—
Other expenses	14,904	14,687	15,324
Total Non-Interest Expense	124,302	117,185	115,290

CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2022	2021	2020
Income Before Income Taxes	$127,334	$111,194	$111,312
Income tax expense	25,263	23,114	21,717
Net Income Available to Common Shareholders	$102,071	$88,080	$89,595

Average shares outstanding, basic	14,847	15,381	15,975
Effect of dilutive securities	26	26	20
Average shares outstanding, diluted	14,873	15,407	15,995

Basic earnings per common share	$6.81	$5.67	$5.55
Diluted earnings per common share	$6.80	$5.66	$5.55

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2022	2021	2020

Net income available to common shareholders	$102,071	$88,080	$89,595

Available-for-Sale Securities
Unrealized (loss) gain on available-for-sale securities arising during period	(192,359)	(24,857)	31,157
Reclassification adjustment for net gains	(4)	(312)	(62)
Reclassification of unrealized gain on held-to-maturity securities to available-for-sale	—	—	1,562
Other comprehensive (loss) income related to available-for-sale securities	(192,363)	(25,169)	32,657

Defined Benefit Pension Plan
Amortization of actuarial net gains	780	1,122	1,089
Recognition of unrealized (losses) gains	(697)	1,726	(352)
Change in underfunded pension liability	83	2,848	737

Other comprehensive (loss) income before income taxes	(192,280)	(22,321)	33,394
Tax effect	46,532	5,348	(8,001)
Other comprehensive (loss) income, net of tax	(145,748)	(16,973)	25,393

Comprehensive (loss) income, net of tax	$(43,677)	$71,107	$114,988

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
(dollars and shares in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balances at December 31, 2019	$47,619	$170,309	$539,253	$(105,038)	$5,840	$657,983
Cumulative change in accounting principle	—	—	(2,335)	—	—	$(2,335)
Balances at January 1, 2020	47,619	170,309	536,918	(105,038)	5,840	$655,648
Net income	—	—	89,595	—	—	89,595
Other comprehensive income, net of tax	—	—	—	—	25,393	25,393
Cash dividends declared ($2.29 per share)	—	—	(36,525)	—	—	(36,525)
Stock-based compensation expense, net	—	3,253	—	—	—	3,253
Restricted awards granted	—	(2,146)	—	2,146	—	—
Exercise of 5 stock options	—	(112)	—	335	—	223
Purchase of 573 treasury shares	—	—	—	(36,481)	—	(36,481)
Balances at December 31, 2020	$47,619	$171,304	$589,988	$(139,038)	$31,233	$701,106

Balances at December 31, 2020	$47,619	$171,304	$589,988	$(139,038)	$31,233	$701,106
Net income	—	—	88,080	—	—	88,080
Other comprehensive loss, net of tax	—	—	—	—	(16,973)	(16,973)
Cash dividends declared ($2.34 per share)	—	—	(36,242)	—	—	(36,242)
Stock-based compensation expense, net	—	3,121	—	—	—	3,121
Restricted awards granted	—	(1,860)	—	1,860	—	—
Exercise of 15 stock options	—	(1,623)	—	2,314	—	691
Purchase of 760 treasury shares	—	—	—	(58,678)	—	(58,678)
Balances at December 31, 2021	$47,619	$170,942	$641,826	$(193,542)	$14,260	$681,105

Balances at December 31, 2021	$47,619	$170,942	$641,826	$(193,542)	$14,260	$681,105
Net income	—	—	102,071	—	—	102,071
Other comprehensive loss, net of tax	—	—	—	—	(145,748)	(145,748)
Cash dividends declared ($2.50 per share)	—	—	(37,201)	—	—	(37,201)
Stock-based compensation expense, net	—	3,276	—	—	—	3,276
Restricted awards granted	—	(2,821)	—	2,821	—	—
Exercise of 15 stock options	—	(417)	—	1,215	—	798
Purchase of 325 treasury shares	—	—	—	(26,449)	—	(26,449)
Balances at December 31, 2022	$47,619	$170,980	$706,696	$(215,955)	$(131,488)	$577,852

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2022	2021	2020

Net income available to common shareholders	$102,071	$88,080	$89,595
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	10,451	8,782	4,882
Provision for (recovery of) credit losses	474	(3,165)	10,722
Depreciation of premises and equipment	5,325	5,831	5,790
Deferred income tax expense	1,469	2,185	2,640
Net periodic employee benefit cost	256	569	723
Pension contributions	—	(1,000)	(450)
Unrealized and realized equity securities losses (gains)	1,581	(816)	801
Gain from the sale of VISA shares	—	—	(17,837)
Stock-based compensation expense	3,276	3,121	3,253
Excess tax benefit from stock-compensation expense	(292)	(579)	(165)
Increase in value of bank-owned life insurance	(5,559)	(3,895)	(4,424)
Loans held for sale:
Loans originated for sale	(31,150)	(42,420)	(28,236)
Proceeds from the sale of loans originated for sale	31,475	42,769	28,909
Gain on sale of loans	(325)	(349)	(368)
Change in accrued interest receivable	(2,660)	166	(4,224)
Change in other assets	(20,643)	(8,737)	(13,790)
Change in other liabilities	20,068	11,731	11,974
Net Cash Provided by Operating Activities	115,817	102,273	89,795

Net (increase) decrease in loans	(102,991)	76,992	(3,911)
Securities available-for-sale
Purchases	(519,262)	(560,689)	(461,430)
Proceeds from sales	—	—	30,307
Proceeds from maturities and calls	210,912	291,562	138,926
Other investments
Purchases	(302)	(154)	(2,295)
Proceeds from sales	449	4,813	2,674
Proceeds from the sale of VISA shares	—	—	17,837
Purchases of premises and equipment	(2,141)	(3,323)	(5,544)
Proceeds from the disposals of premises and equipment	190	367	483
Proceeds from the disposition of assets held-for-sale	—	—	540
Proceeds from bank-owned life insurance policies	6,045	2,156	2,019
Payments for low income housing tax credits	(3,352)	(2,891)	(4,892)
Net Cash Used in Investing Activities	(410,452)	(191,167)	(285,286)

Net (decrease) increase in noninterest-bearing deposits	(21,710)	196,135	371,903
Net (decrease) increase in interest-bearing deposits	(33,677)	77,178	205,041
Net (decrease) increase in short-term borrowings	(21,494)	16,502	84,701
Repayment of long-term debt	—	—	(4,056)
Purchases of treasury stock	(26,449)	(58,678)	(36,481)

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2022	2021	2020

Proceeds from exercise of stock options	798	691	223
Other financing activities	(762)	(824)	(652)
Dividends paid	(36,702)	(36,138)	(36,673)
Net Cash (Used) Provided by Financing Activities	(139,996)	194,866	584,006
(Decrease) Increase in Cash and Cash Equivalents	(434,631)	105,972	388,515
Cash and cash equivalents at beginning of period	634,631	528,659	140,144
Cash and Cash Equivalents at End of Period	$200,000	$634,631	$528,659

Supplemental Cash Flow Information:
Interest paid	$9,467	$11,100	$25,400
Income taxes paid	22,434	18,495	26,700

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

On October 18, 2022, the Company announced that City Holding had signed a definitive agreement in which City Holding will acquire Citizens Commerce Bancshares, Inc., ("Citizens") the parent company of Citizens Commerce Bank, Inc., Versailles, Kentucky. Upon completion of the merger, the subsidiary bank of Citizens will merge with and into City National. The Boards of Directors of City and Citizens have approved the Merger, Bank Merger and the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Citizens shareholders will have the right to receive 0.1666 City common shares, par value of $2.50 per share for each Citizens common share, no par value. Cash will be paid in lieu of fractional shares and for unexercised Citizens options at closing. The Merger is expected to close in the first quarter of 2023, pending customary closing conditions, including receipt of required regulatory approvals and the approval by the shareholders of Citizens.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive (loss) income.

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

    Other Real Estate Owned:  Other real estate owned ("OREO") is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations.  OREO acquired in settlement of indebtedness is included in Other Assets at fair value less estimated selling costs.  Changes to the value subsequent to transfer are recorded in non-interest expense, along with direct operating expenses.  Gains or losses not previously recognized from sales of OREO are recognized in non-interest expense on the date of the sale. Physical possession of property collateralizing a loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. As of December 31, 2022 and 2021, the amount of OREO included in Other Assets was $0.9 million and $1.3 million, respectively.

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

    The Company invests in certain limited partnerships that operate qualified low-income housing tax credit developments.  The tax credits are reflected in the Consolidated Statements of Income as a reduction in income tax expense.  The unamortized amount of the investments is recorded within Other Assets within the Consolidated Balance Sheets.  The Company’s investments in affordable housing limited partnerships were $42.1 million and $28.6 million at December 31, 2022 and 2021, respectively. The unfunded commitments associated with these investments were $30.9 million and $18.9 million at December 31, 2022 and 2021, respectively, and were recorded within Other Liabilities within the Consolidated Balance Sheets.

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

NOTE TWO – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In October 2018, the FASB issued ASU No. 2018-16, "Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes." This amendment permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Federal Funds Effective Rate, and the SIFMA Municipal Swap Rate. This ASU became effective for the Company on January 1, 2019 with anticipation the LIBOR index would be phased out by the end of 2021. In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This amendment provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and is effective as of March 12, 2020 through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, "Reference Rate Reform (Topic 848): Scope," which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Management has reviewed all contracts, identified those that will be affected, and is in the process of transitioning the LIBOR based loans to SOFR, or another index, by June 30, 2023.

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

	December 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	292,293	346	24,324	268,315	263,809	8,622	215	272,216
Mortgage-backed securities:
U.S. government agencies	1,342,666	299	140,686	1,202,279	1,080,381	18,739	4,809	1,094,311
Private label	7,695	—	464	7,231	8,555	553	—	9,108
Trust preferred securities	4,590	—	762	3,828	4,570	—	367	4,203
Corporate securities	26,620	—	2,753	23,867	27,292	1,047	12	28,327
Total Securities
Available-for-Sale	$1,673,864	$645	$168,989	$1,505,520	$1,384,607	$28,961	$5,403	$1,408,165

The Company's other investment securities include marketable and non-marketable equity securities. At December 31, 2022 and 2021, the Company held $7.6 million and $9.2 million, respectively, in marketable equity securities, respectively. Changes in the fair value of the marketable equity securities are recorded in "unrealized (losses) gains recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At December 31, 2022 and 2021, the Company held $15.5 million and $15.3 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. At December 31, 2022 and 2021, the Company held $0.7 million and $1.0 million, respectively, in certificates of deposits held for investment.

The majority of the Company’s investment securities are mortgage-backed securities. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”) and Ginnie Mae (“GNMA”). At December 31, 2022 and 2021, there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of December 31, 2022 and 2021.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$203,173	$21,929	$13,359	$2,395	$216,532	$24,324
Mortgage-backed securities:
U.S. Government agencies	533,611	50,268	376,778	90,418	910,389	140,686
Private Label	7,126	464	—	—	7,126	464
Trust preferred securities	—	—	3,828	762	3,828	762
Corporate securities	22,972	2,648	895	105	23,867	2,753
Total available-for-sale	$766,882	$75,309	$394,860	$93,680	$1,161,742	$168,989

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$13,277	$152	$2,420	$63	$15,697	$215
Mortgage-backed securities:
U.S. Government agencies	521,407	4,802	23,295	7	544,702	4,809
Trust preferred securities	—	—	4,203	367	4,203	367
Corporate securities	988	12	—	—	988	12
Total available-for-sale	$535,672	$4,966	$29,918	$437	$565,590	$5,403

    As of December 31, 2022, management does not intend to sell any securities that are in an unrealized loss position and it is not more than likely that it will be required to sell the securities before the recovery of the amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility.  These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date. As of December 31, 2022, management believes the unrealized losses detailed in the table above are temporary and no allowance for credit losses for available-for-sale securities has been recognized in the Company’s consolidated income statement.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive (loss) income. During the years ended December 31, 2022, 2021 and 2020, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at December 31, 2022, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$2,905	$2,896
Due after one year through five years	50,712	48,401
Due after five years through ten years	530,300	490,723
Due after ten years	1,089,947	963,500
	$1,673,864	$1,505,520

    Gross gains and gross losses realized by the Company from investment security transactions are summarized in the table below (in thousands):

	For the year ended December 31,
	2022	2021	2020

Gross unrealized gains recognized on equity securities still held	$38	$547	$223
Gross unrealized losses recognized on equity securities still held	(1,623)	(43)	(1,086)
Net unrealized (losses) gains recognized on equity securities still held	$(1,585)	$504	$(863)

Gross realized gains	$4	$312	$139
Gross realized losses	—	—	(77)
Net realized investment security gains	$4	$312	$62
During January 2020, the Company sold the entirety of its Visa Inc. Class B common shares (86,605) in a cash transaction which resulted in a pre-tax gain of $17.8 million. The carrying value of the Visa Class B shares on the Company’s balance sheet was $0, as City National had no historical cost basis in the shares.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $886 million and $711 million at December 31, 2022 and 2021, respectively.

NOTE FOUR – LOANS

The following summarizes the Company’s major classifications for loans (in thousands):

	December 31, 2022	December 31, 2021

Commercial and industrial	$373,890	$346,184

1-4 Family	116,192	107,873
Hotels	340,404	311,315
Multi-family	174,786	215,677
Non Residential Non-Owner Occupied	585,964	639,818
Non Residential Owner Occupied	174,961	204,233
Commercial real estate	1,392,307	1,478,916

Residential real estate	1,693,523	1,548,965
Home equity	134,317	122,345
Consumer	48,806	40,901
DDA overdrafts	3,415	6,503
Gross loans	3,646,258	3,543,814
Allowance for credit losses	(17,108)	(18,166)
Net loans	$3,629,150	$3,525,648

Construction loans included in:
Residential real estate	$21,122	$17,252
Commercial real estate	4,130	11,783

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

NOTE FIVE – ALLOWANCE FOR CREDIT LOSSES

    The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the years ended December 31, 2022, 2021 and 2020 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	Impact of adopting CECL	Provision for (recovery of) credit losses	Ending Balance
December 31, 2022
Commercial and industrial	$3,480	$(562)	$334	$—	$316	$3,568

1-4 Family	598	(55)	160	—	(137)	566
Hotels	2,426	—	—	—	(94)	2,332
Multi-family	483	—	—	—	(103)	380
Non Residential Non-Owner Occupied	2,319	—	47	—	(347)	2,019
Non Residential Owner Occupied	1,485	—	—	—	(170)	1,315
Commercial real estate	7,311	(55)	207	—	(851)	6,612

Residential real estate	5,716	(265)	99	—	(123)	5,427
Home equity	517	(279)	56	—	(4)	290
Consumer	106	(63)	107	—	(40)	110
DDA overdrafts	1,036	(2,624)	1,513	—	1,176	1,101
	$18,166	$(3,848)	$2,316	$—	$474	$17,108

December 31, 2021
Commercial and industrial	$3,644	$(245)	$171	$—	$(90)	$3,480

1-4 Family	771	(311)	125	—	13	598
Hotels	4,088	(2,075)	—	—	413	2,426
Multi-family	674	—	—	—	(191)	483
Non Residential Non-Owner Occupied	3,223	(1)	45	—	(948)	2,319
Non Residential Owner Occupied	2,241	—	54	—	(810)	1,485
Commercial real estate	10,997	(2,387)	224	—	(1,523)	7,311

Residential real estate	8,093	(265)	127	—	(2,239)	5,716
Home equity	630	(177)	90	—	(26)	517
Consumer	163	(242)	255	—	(70)	106
DDA Overdrafts	1,022	(2,151)	1,382	—	783	1,036
	$24,549	$(5,467)	$2,249	$—	$(3,165)	$18,166

	Beginning Balance	Charge-offs	Recoveries	Impact of adopting CECL	Provision for (recovery of) credit losses	Ending Balance
December 31, 2020
Commercial and industrial	2,059	(843)	91	1,715	622	3,644

1-4 Family	—	(188)	316	886	(243)	771
Hotels	60	(35)	48	577	3,438	4,088
Multi-family	121	—	—	343	210	674
Non Residential Non-Owner Occupied	1,181	(728)	83	852	1,835	3,223
Non Residential Owner Occupied	1,244	(162)	78	596	485	2,241
Commercial real estate	2,606	(1,113)	525	3,254	5,725	10,997
Residential real estate	3,448	(1,250)	184	2,139	3,572	8,093
Home equity	1,187	(420)	136	(598)	325	630
Consumer	975	(192)	238	(810)	(48)	163
DDA Overdrafts	1,314	(2,345)	1,467	60	526	1,022
	$11,589	$(6,163)	$2,641	$5,760	$10,722	$24,549

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

Non-Performing Loans

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of December 31, 2022 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$—	$1,015	$—

1-4 Family	—	937	—
Hotels	—	115	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	816	—
Non Residential Owner Occupied	—	298	—
Commercial Real Estate	—	2,166	—

Residential Real Estate	228	1,741	164
Home Equity	—	55	—
Consumer	—	—	23
Total	$228	$4,977	$187

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

The Company recognized less than $0.1 million of interest income on nonaccrual loans during each of the years ended December 31, 2022, 2021 and 2020, respectively.

The following presents the aging of the amortized cost basis in past-due loans as of December 31, 2022 and 2021 by class of loan (in thousands):

	December 31, 2022
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$201	$33	$—	$234	$372,641	$1,015	$373,890

1-4 Family	17	—	—	17	115,238	937	116,192
Hotels	—	—	—	—	340,289	115	340,404
Multi-family	—	—	—	—	174,786	—	174,786
Non Residential Non-Owner Occupied	—	—	—	—	585,148	816	585,964
Non Residential Owner Occupied	505	188	—	693	173,970	298	174,961
Commercial real estate	522	188	—	710	1,389,431	2,166	1,392,307

Residential real estate	6,843	84	164	7,091	1,684,463	1,969	1,693,523
Home equity	622	28	—	650	133,612	55	134,317
Consumer	52	25	23	100	48,706	—	48,806
Overdrafts	386	5	—	391	3,024	—	3,415
Total	$8,626	$363	$187	$9,176	$3,631,877	$5,205	$3,646,258

	December 31, 2021
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$116	$177	$43	$336	$344,852	$996	$346,184

1-4 Family	21	—	—	21	106,836	1,016	107,873
Hotels	—	—	—	—	311,202	113	311,315
Multi-family	—	—	—	—	215,677	—	215,677
Non Residential Non-Owner Occupied	—	—	—	—	639,166	652	639,818
Non Residential Owner Occupied	—	—	—	—	203,641	592	204,233
Commercial real estate	21	—	—	21	1,476,522	2,373	1,478,916

Residential real estate	5,166	156	—	5,322	1,540,834	2,809	1,548,965
Home equity	592	26	—	618	121,687	40	122,345
Consumer	59	1	—	60	40,841	—	40,901
Overdrafts	485	4	—	489	6,014	—	6,503
Total	$6,439	$364	$43	$6,846	$3,530,750	$6,218	$3,543,814

There were no individually evaluated impaired collateral-dependent loans as of December 31, 2022 or December 31, 2021. Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

Troubled Debt Restructurings ("TDRs")

The following tables set forth the Company’s TDRs (in thousands):

	December 31, 2022	December 31, 2021
Commercial and industrial	$333	$414

1-4 Family	102	112
Hotels	—	—
Multi-family	—	1,802
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	—	—
Commercial real estate	102	1,914

Residential real estate	15,857	16,943
Home equity	1,286	1,784
Consumer	64	225
Total TDRs	$17,642	$21,280

The Company has allocated $0.3 million of the allowance for credit losses for these loans as of both December 31, 2022 and December 31, 2021. As of December 31, 2022, the Company has not committed to lend any additional in relation to these loans.

The Company had no material TDRs that defaulted during 2022. The Company had one TDR that defaulted and a partial charge-off of $2.1 million during 2021. The Company had no TDRs that subsequently defaulted in 2020.

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

The following table presents loans by class, modified as TDRs, that occurred during the years ended December 31, 2022, 2021 and 2020, respectively (dollars in thousands):

	New TDRs			New TDRs			New TDRs
	For the year ended			For the year ended			For the year ended
	December 31, 2022			December 31, 2021			December 31, 2020
		Pre	Post		Pre	Post		Pre	Post
		Modification	Modification		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial and industrial	—	$—	$—	1	$430	$430	—	$—	$—

1-4 Family	—	—	—	—	—	—	—	—	—
Hotels	—	—	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—	—	—
Non Owner Non- Owner Occupied	—	—	—	—	—	—	—	—	—
Non Owner Owner Occupied	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—

Residential real estate	15	1,588	1,588	14	1,130	1,130	29	2,724	2,720
Home equity	1	30	30	2	45	45	3	94	94
Consumer	—	—	—	—	—	—	—	—	—
Total	16	$1,618	$1,618	17	$1,605	$1,605	32	$2,818	$2,814

    The TDRs above increased the allowance for credit losses by less than $0.1 million for each of the years ended December 31, 2022, 2021 and 2020 and resulted in no significant charge-offs during those same time periods.

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

Since March of 2020, the Company has granted deferrals of approximately $142 million to its mortgage customers. These deferral arrangements ranged from 30 days to 90 days. As of December 31, 2022, approximately $0.4 million of these loans were still deferring, while approximately $142 million have resumed making their normal loan payment. As of December 31, 2022, approximately $3.5 million of these deferrals were previously and currently considered TDRs due to Chapter 7 bankruptcies.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2022 is as follows (in thousands). Retail and mortgage loans are considered performing if they are less than 90 days delinquent and non-performing if they are 90 days or more delinquent.

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial and industrial
Pass	$51,268	$91,097	$60,251	$26,356	$19,497	$6,917	$109,645	$365,031
Special mention	—	—	392	9	—	19	3,245	3,665
Substandard	955	203	1,025	1,175	224	1,533	79	5,194
Total	$52,223	$91,300	$61,668	$27,540	$19,721	$8,469	$112,969	$373,890

Commercial real estate -
1-4 Family
Pass	$31,331	$21,640	$12,565	$8,609	$4,826	$22,949	$11,107	$113,027
Special mention	228	—	115	—	—	836	—	1,179
Substandard	83	—	264	56	—	1,583	—	1,986
Total	$31,642	$21,640	$12,944	$8,665	$4,826	$25,368	$11,107	$116,192

Commercial real estate -
Hotels
Pass	$85,590	$35,849	$12,275	$60,429	$14,921	$90,686	$323	$300,073
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	3,593	24,229	—	12,509	—	40,331
Total	$85,590	$35,849	$15,868	$84,658	$14,921	$103,195	$323	$340,404

Commercial real estate -
Multi-family
Pass	$13,761	$21,312	$65,542	$37,698	$2,189	$33,560	$724	$174,786
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$13,761	$21,312	$65,542	$37,698	$2,189	$33,560	$724	$174,786

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$110,501	$108,290	$89,943	$68,027	$87,413	$113,287	$2,781	$580,242
Special mention	—	110	170	176	—	—	—	456
Substandard	—	601	—	1,330	2,089	1,244	2	5,266
Total	$110,501	$109,001	$90,113	$69,533	$89,502	$114,531	$2,783	$585,964

Commercial real estate -
Non Residential Owner Occupied
Pass	$21,782	$36,186	$17,216	$22,274	$17,622	$39,861	$3,238	$158,179
Special mention	—	—	—	329	—	493	113	935
Substandard	943	193	110	2,479	772	10,350	1,000	15,847
Total	$22,725	$36,379	$17,326	$25,082	$18,394	$50,704	$4,351	$174,961

Commercial real estate -
Total
Pass	$262,965	$223,277	$197,541	$197,037	$126,971	$300,343	$18,173	$1,326,307
Special mention	228	110	285	505	—	1,329	113	2,570
Substandard	1,026	794	3,967	28,094	2,861	25,686	1,002	63,430
Total	$264,219	$224,181	$201,793	$225,636	$129,832	$327,358	$19,288	$1,392,307

Residential real estate
Performing	$405,059	$336,462	$270,197	$122,559	$86,317	$382,652	$88,308	$1,691,554
Non-performing	—	207	—	755	79	738	190	1,969
Total	$405,059	$336,669	$270,197	$123,314	$86,396	$383,390	$88,498	$1,693,523

Home equity
Performing	$16,670	$7,394	$5,000	$3,035	$1,823	$5,116	$95,224	$134,262
Non-performing	—	—	—	—	—	—	55	55
Total	$16,670	$7,394	$5,000	$3,035	$1,823	$5,116	$95,279	$134,317

Consumer
Performing	$25,296	$7,954	$5,482	$4,299	$2,246	$2,064	$1,465	$48,806
Non-performing	—	—	—	—	—	—	—	—
Total	$25,296	$7,954	$5,482	$4,299	$2,246	$2,064	$1,465	$48,806

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2021 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial and industrial
Pass	$87,148	$82,946	$41,908	$27,355	$23,895	$6,755	$65,775	$335,782
Special mention	3	480	17	—	21	—	3,324	3,845
Substandard	319	1,531	1,574	510	395	1,550	678	6,557
Total	$87,470	$84,957	$43,499	$27,865	$24,311	$8,305	$69,777	$346,184

Commercial real estate -
1-4 Family
Pass	$26,425	$16,163	$10,659	$6,208	$4,250	$28,734	$10,877	$103,316
Special mention	—	122	—	—	—	718	—	840
Substandard	—	276	158	—	722	2,561	—	3,717
Total	$26,425	$16,561	$10,817	$6,208	$4,972	$32,013	$10,877	$107,873

Commercial real estate -
Hotels
Pass	$38,197	$16,183	$64,107	$21,222	$41,526	$55,895	$279	$237,409
Special mention	103	—	29,914	—	—	—	—	$30,017
Substandard	398	140	15,413	—	5,601	22,337	—	43,889
Total	$38,698	$16,323	$109,434	$21,222	$47,127	$78,232	$279	$311,315

Commercial real estate -
Multi-family
Pass	$20,434	$78,837	$53,033	$2,264	$19,783	$38,918	$540	$213,809
Special mention	—	—	1,802	—	—	—	—	1,802
Substandard	—	—	—	—	—	66	—	66
Total	$20,434	$78,837	$54,835	$2,264	$19,783	$38,984	$540	$215,677

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$144,927	$135,423	$85,296	$99,618	$33,770	$130,342	$2,655	$632,031
Special mention	119	183	186	257	—	138	—	883
Substandard	640	16	1,365	2,134	22	2,727	—	6,904
Total	$145,686	$135,622	$86,847	$102,009	$33,792	$133,207	$2,655	$639,818

Commercial real estate -
Non Residential Owner Occupied
Pass	$46,445	$28,535	$25,647	$22,197	$15,296	$37,806	$2,509	$178,435
Special mention	—	30	2,744	42	319	2,294	—	5,429
Substandard	199	114	2,372	634	6,677	9,503	870	20,369
Total	$46,644	$28,679	$30,763	$22,873	$22,292	$49,603	$3,379	$204,233

Commercial real estate -
Total
Pass	$276,429	$275,141	$238,742	$151,509	$114,626	$291,696	$16,860	$1,365,003
Special mention	222	334	34,647	299	319	3,151	—	38,972
Substandard	1,238	546	19,308	2,769	13,023	37,191	866	74,941
Total	$277,889	$276,021	$292,697	$154,577	$127,968	$332,038	$17,726	$1,478,916

Residential real estate
Performing	$375,465	$326,107	$155,829	$110,551	$87,870	$389,519	$100,815	$1,546,156
Non-performing	—	—	232	29	120	692	1,736	2,809
Total	$375,465	$326,107	$156,061	$110,580	$87,990	$390,211	$102,551	$1,548,965

Home equity
Performing	$9,008	$6,474	$3,582	$2,949	$1,431	$8,176	$90,685	$122,305
Non-performing	—	—	—	—	—	—	40	40
Total	$9,008	$6,474	$3,582	$2,949	$1,431	$8,176	$90,725	$122,345

Consumer
Performing	$13,584	$9,545	$8,313	$4,920	$1,324	$1,624	$1,591	$40,901
Non-performing	—	—	—	—	—	—	—	—
Total	$13,584	$9,545	$8,313	$4,920	$1,324	$1,624	$1,591	$40,901

NOTE SIX – PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation is summarized as follows (in thousands):

	Estimated Useful Life	2022	2021

Land		$34,325	$34,338
Buildings and improvements	10 to 30 yrs.	98,275	98,145
Equipment	3 to 7 yrs.	44,291	45,518
		176,891	178,001
Less: accumulated depreciation		(106,105)	(103,930)
		$70,786	$74,071

The depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $5.3 million, $5.8 million, and $5.8 million, respectively.

NOTE SEVEN – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual assessment of the carrying value of goodwill during 2022 and concluded that its carrying value was not impaired. The Company's reporting unit had positive equity and a qualitative assessment was completed, indicating that it was not more likely than not that goodwill was impaired. The Company's goodwill balance at both December 31, 2022 and December 31, 2021 was $108.9 million.

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

	2022	2021

Gross carrying amount	$21,190	$21,190
Accumulated amortization	(14,397)	(13,011)
	$6,793	$8,179

Beginning balance	$8,179	$9,651
Amortization expense	(1,386)	(1,472)
Ending balance	$6,793	$8,179

The core deposit intangibles are being amortized over 10 years. The estimated amortization expense for core deposit intangible assets for each of the next five years is as follows (in thousands):

2023	$1,220
2024	1,209
2025	1,185
2026	1,090
2027	1,090
Thereafter	999
$6,793

NOTE EIGHT – SCHEDULED MATURITIES OF TIME DEPOSITS

Scheduled maturities of the Company's time deposits outstanding at December 31, 2022 are summarized as follows (in thousands):

2023	$532,741
2024	245,188
2025	74,285
2026	19,882
2027	15,793
Over five years	211
$888,100

The Company's time deposits that meet or exceed the FDIC insurance limit of $250,000 were $271.5 million and $352.8 million at December 31, 2022 and 2021, respectively.

NOTE NINE – SHORT-TERM DEBT

    A summary of the Company's short-term borrowings is as follows (dollars in thousands):

	2022	2021	2020

Balance at end of year:
Securities sold under agreements to repurchase	$290,964	$312,458	$295,956

Avg. outstanding during the year:
Federal Home Loan Bank advances	$3	N/A	$151
Securities sold under agreements to repurchase	284,570	$298,413	253,289
Federal Funds purchased	38	—	16

Max. outstanding at any month end:
Federal Home Loan Bank advances	N/A	N/A	$9,900
Securities sold under agreements to repurchase	$402,368	$330,577	295,956
Federal Funds purchased	—	—	—

Weighted-average interest rate:
During the year:
Federal Home Loan Bank advances	0.26%	N/A	0.85%
Securities sold under agreements to repurchase	0.78	0.16%	0.39
Federal Funds purchased	0.25	1.46	0.83
End of the year:
Securities sold under agreements to repurchase	0.76%	0.16%	0.34

Through City National, the Company has approximately 34,400 shares of Federal Home Loan Bank ("FHLB") stock at par value as of December 31, 2022. Purchases of FHLB stock are required based on City National’s maximum borrowing capacity with the FHLB.  Additionally, FHLB stock entitles the Company to dividends declared by the FHLB and provides an additional source of short-term and long-term funding in the form of collateralized advances. Financing obtained from the FHLB is based, in part, on the amount of qualifying collateral available, specifically 1-4 family residential mortgages, other residential mortgages, and commercial real estate and other non-residential mortgage loans. Collateral pledged to the FHLB included approximately $1.5 billion at December 31, 2022 and $1.6 billion at December 31, 2021 in investment securities and 1-4 family residential property loans. City National had an additional $2.0 billion and $2.1 billion available from unused portions of lines of credit with the FHLB and other financial institutions at December 31, 2022 and 2021, respectively.

    Securities sold under agreements to repurchase include interests in government agency and municipal securities. These agreements mature daily at par.

NOTE TEN – DERIVATIVE INSTRUMENTS

As of December 31, 2022 and 2021, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

    The following table summarizes the notional and fair value of these derivative instruments (in thousands) which are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets:

	December 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$28,238	$1,298	$532,136	$20,614
Loan interest rate swap - liabilities	619,150	63,758	138,138	3,560

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	637,150	65,217	147,644	3,867
Loan interest rate swap - liabilities	28,238	1,298	535,577	20,679

    The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Year Ended December 31,
	2022	2021	2020
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$37,537	$(26,483)	$27,240
Other income - derivative liabilities	(37,537)	26,483	(27,240)
Other expense - derivative liabilities	1,219	487	206

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

    Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has received collateral with a value of $83.0 million as of December 31, 2022.

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $330.0 million and $363.6 million at December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	December 31, 2022	December 31, 2021
Investment securities available for sale, at fair value	$(15,394)	$(4,711)
Other assets	15,262	4,308
Cumulative adjustment to Interest and dividends on investment securities	132	403

NOTE ELEVEN – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2022	2021
Allowance for credit losses	$4,102	$4,395
Deferred compensation payable	3,279	3,538
Underfunded pension liability	1,200	1,112
Accrued expenses	1,265	1,693
Unrealized securities losses	40,380	—
Other	4,812	4,876
Total Deferred Tax Assets	55,038	15,614

Unrealized securities gains	—	5,680
Other	10,154	9,871
Total Deferred Tax Liabilities	10,154	15,551
Net Deferred Tax Assets/(Liabilities)	$44,884	$63

    No material valuation allowances for deferred tax assets were recorded at December 31, 2022 or 2021 as the Company believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

Significant components of the provision for income taxes are as follows (in thousands):

	2022	2021	2020
Current:
Federal	$20,481	$17,248	$16,599
State	3,313	3,681	2,478
Total current tax expense	23,794	20,929	19,077

Total deferred tax expense	1,469	2,185	2,640
Income tax expense	$25,263	$23,114	$21,717

    A reconciliation of the significant differences between the federal statutory income tax rate and the Company’s effective income tax rate is as follows (in thousands):

	2022	2021	2020

Computed federal taxes at statutory rate	$26,740	$23,351	$23,376
State income taxes, net of federal tax benefit	2,871	3,124	2,070
Tax effects of:
Tax-exempt interest income	(1,142)	(1,177)	(944)
Bank-owned life insurance	(1,167)	(818)	(929)
Income tax credits	(1,904)	(1,449)	(1,113)
Other items, net	(135)	83	(743)
Income tax expense	$25,263	$23,114	$21,717

Effective tax rate	19.8%	20.8%	19.5%

The entire amount of the Company’s unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate.   The Company anticipates that it will release $0.5 million over the next 12 months.  A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2022	2021

Beginning balance	$1,846	$2,089
Additions for current year tax positions	351	368
Decreases for prior year tax positions	(17)	(45)
Decreases related to lapse of applicable statute of limitation	(561)	(566)
Ending balance	$1,619	$1,846

Interest and penalties on income tax uncertainties are included in income tax expense.  During 2022, 2021 and 2020, the provision related to interest and penalties was approximately $0.1 million, $0.1 million and $0.2 million, respectively. The balance of accrued interest and penalties at December 31, 2022 and 2021 was $1.1 million and $1.0 million, respectively.

    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2019 and forward.

NOTE TWELVE – EMPLOYEE BENEFIT PLANS

Pursuant to the terms of the City Holding Company 2013 Incentive Plan (the "2013 Plan"), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights ("SARs"), or stock awards (collectively, the "awards") to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2013 Plan was approved by the shareholders in April 2013. A maximum of 750,000 shares of the Company’s common stock may be issued under the 2013 Plan, subject to certain limitations.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split or other similar event.  Specific terms of the awards granted, including the number of shares, vesting periods, exercise prices (for stock options) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the stock option grants equals the market price of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.  Upon a change-in-control of the Company, as defined in the 2013 Plan, all outstanding awards shall immediately vest. As of December 31, 2022, approximately 326,000 shares were still available to be issued under the 2013 Plan.

Stock Options

A summary of the Company’s stock option activity and related information is presented below:

	2022		2021		2020
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1	26,727	$57.04	41,330	$53.64	46,251	$52.74
Granted	—	—	—	—	—	—
Exercised	(15,141)	52.61	(14,603)	47.43	(4,921)	45.17
Forfeited	—	—	—	—	—	—
Outstanding at December 31	11,586	$62.83	26,727	$57.04	41,330	$53.64

Exercisable at end of year	11,586	$62.83	20,848	$54.42	21,459	$50.45

Nonvested at beginning of year	5,879	66.32	19,871	56.97	38,188	54.42
Granted during the year	—	—	—	—	—	—
Vested during the year	(5,879)	66.32	(13,992)	53.22	(18,317)	51.66
Forfeited during the year	—	—	—	—	—	—
Nonvested at end of year	—	$—	5,879	$66.32	19,871	$56.97

Information regarding stock option exercises and stock-based compensation expense associated with stock options is provided in the following table (in thousands):

	For the year ended December 31,
	2022	2021	2020
Proceeds from stock option exercises	$798	$691	$223
Intrinsic value of stock options exercised	442	474	93

Stock-based compensation expense associated with stock options	$2	$22	$60
Income tax benefit recognized related to stock-based compensation	—	2	5

At period-end:	2022
Unrecognized stock-based compensation expense	$—
Weighted average period in which the above amount is expected to be recognized	N/A

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During 2022, 2021 and 2020, all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2022, the criteria were probable of being met.

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

Restricted shares are generally forfeited if officers and employees terminate employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and generally have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For the restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2022, the criteria were probable of being met.

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

A summary of the Company’s restricted shares activity and related information is presented below:

	2022		2021		2020
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	146,755		158,554		148,083
Granted	33,327	$77.21	34,762	$76.38	44,696	$69.28
Forfeited/Vested	(39,476)		(46,561)		(34,225)
Outstanding at December 31	140,606		146,755		158,554

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	For the year ended December 31,
	2022	2021	2020
Stock-based compensation expense associated with restricted shares, RSUs and PSUs	$2,817	$2,949	$2,836

At period-end:	2022
Unrecognized stock-based compensation expense	$4,631
Weighted average period in which the above amount is expected to be recognized	2.8	years

401(k) Plan

The Company provides retirement benefits to its employees through matching contributions to the City Holding Company 401(k) Plan and Trust (the "401(k) Plan"), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Information regarding the Company’s 401(k) plan is provided in the following table (dollars in thousands):

	For the year ended December 31,
	2022	2021	2020
Expense associated with the Company's 401(k) Plan	$1,138	$1,075	$1,061

At period-end:
Number of shares of the Company's common stock held by the 401(k) Plan	168,332	178,936	198,300

Defined Benefit Plan
    The Company maintains a defined benefit pension plan (the "Defined Benefit Plan"), which was inherited from the Company's acquisition of the plan sponsor (Horizon Bancorp, Inc.). The Horizon Defined Benefit Plan was frozen in 1999 and maintains a December 31st year-end for purposes of computing its benefit obligations.

Primarily as a result of the interest rate environment and mortality table revisions, the estimated fair value of plan assets exceeded the benefit obligation at December 31, 2022 and at December 31, 2021. The following table summarizes activity within the Company's Defined Benefit Plan (dollars in thousands):

	Pension Benefits
	2022	2021
Change in fair value of plan assets:
Fair value at beginning of measurement period	$14,704	$12,629
Actual (loss) gain on plan assets	(2,253)	2,165
Contributions	—	1,000
Benefits paid	(991)	(1,090)
Fair value at end of measurement period	11,460	14,704

Change in benefit obligation:
Benefit obligation at beginning of measurement period	(14,295)	(15,499)
Interest cost	(362)	(331)
Actuarial (loss) gain	(260)	(174)
Assumption changes	2,697	619
Benefits paid	991	1,090
Benefit obligation at end of measurement period	(11,229)	(14,295)

Funded status	$231	$409

Weighted-average assumptions for benefit obligation:
Discount rate	5.14%	2.63%
Expected long-term rate of return	6.75%	6.75%

Weighted-average assumptions for net periodic pension cost:
Discount rate	2.63%	2.21%
Expected long-term rate of return	6.75%	6.75%

    Based on the funding status of the Horizon Defined Benefit Plan, no contributions were required during the years ended December 31, 2022 and 2021. However, the Company made voluntary contributions during 2021.

The following table presents the components of the net periodic pension cost of the Company's Defined Benefit Plan, which is recognized in Other Expenses in the Consolidated Statements of Income (in thousands). Since the Company's Defined Benefit Plan is frozen, there is no service cost component.

	2022	2021	2020

Interest cost	$362	$331	$448
Expected return on plan assets	(886)	(884)	(814)
Net amortization and deferral	780	1,122	1,089
Net Periodic Pension Cost	$256	$569	$723

    Amounts related to the Company's Defined Benefit Pension Plan recognized as a component of other comprehensive (loss) income were as follows (in thousands):

	2022	2021	2020
Net actuarial gain	$83	$2,848	$737
Deferred tax expense	(20)	(672)	(128)
Other comprehensive income, net of tax	$63	$2,176	$609

    Amounts recognized as a component of accumulated other comprehensive (loss) income as of December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Net actuarial loss	$4,519	$4,598
Deferred tax benefit	(1,097)	(1,113)
Amounts included in accumulated other comprehensive (loss) income, net of tax	$3,422	$3,485

The following table summarizes the expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Plan Year Ending December 31,	Expected Benefits to be Paid

2023	$1,013
2024	1,005
2025	1,008
2026	991
2027	970
2028 through 2032	4,473

The major categories of assets in the Company’s Defined Benefit Plan as of year-end are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (See Note Seventeen).

	Total	Level 1	Level 2	Level 3
2022
Cash and cash equivalents	$15	$15	$—	$—
Common stocks	8,751	8,751	—	—
Corporate bonds	2,694	—	2,694	—
Total	$11,460	$8,766	$2,694	$—

2021
Cash and cash equivalents	$39	$39	$—	$—
Common stocks	11,835	11,835	—	—
Corporate bonds	2,830	—	2,830	—
Total	$14,704	$11,874	$2,830	$—

Horizon Defined Benefit Plan (Investment Strategy)

The Company's pension committee has revised the plan's investment strategy and set a target allocation of 75% equity securities and 25% fixed income securities. The assets will be reallocated periodically to meet the above target allocations. A range is developed around each of these target allocations such that at any given time the actual allocation may be higher or lower than stated above (+ or - 10%). The overall investment return goal is to achieve a rate of return greater than a blended index of the S&P 500 and the Barclay's Capital Aggregate Bond Index, which is tailored to the same asset mix of the retirement plans assets, by 1/2 or 1% annualized after fees over a rolling five year moving average basis. At December 31, 2022, the plan assets were invested in equity securities (76%) and fixed income securities (24%), which are in the allowable allocation range under the policy.

Pentegra Defined Benefit Plan

The Company and its subsidiary participate in the Pentegra Defined Benefit Plan for Financial Institutions ("The Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded statuses below are as of July 1, 2022 (the latest available valuation report). It is the policy of the Company to fund the normal cost of the Pentegra DB Plan on an annual basis.  Other than for normal plan expenses, no contributions were required for the years ended December 31, 2022, 2021 and 2020.  The benefits of the original Pentegra Defined Benefit Plan were frozen prior to the acquisition of Classic Bancshares ("Classic") in 2005, and the benefits of the Poage Pentegra Defined Benefit Plan were frozen prior to the acquisition of Poage in 2018. It is the intention of the Company to fund benefit amounts when assets of the plan are not sufficient.

Pentegra DB Plan's Employer Identification Number	13-5645888
Plan Number	333

Funded status for plan inherited with Classic acquisition	88.26%
Funded status for plan inherited with Poage acquisition	86.39%

Employment Contracts

The Company has entered into employment contracts with certain of its current and former executive officers. The employment contracts provide for, among other things, the payment of termination compensation in the event an executive officer either voluntarily or involuntarily terminates his employment with the Company for other than "Just Cause" as defined in the applicable employment contract. Certain of the employment contracts provide for a termination benefit that became fully vested in 2005 and is payable if and when the executive officer terminates his employment with the Company. The termination benefit grows each year at an amount equal to the one-year constant maturity treasury rate and cannot be forfeited except where the executive officer personally profits from willful fraudulent activity that materially and adversely affects the Company. The costs of this vested termination benefit have been fully accrued and expensed by the Company as of December 31, 2022. The liability was $1.6 million and $1.9 million at December 31, 2022 and 2021, respectively. During 2021, the payment of termination benefits for a former executive officer commenced.

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

	For the year ended December 31
	2022	2021	2020
Cost of other post-retirement benefits	$251	$277	$278

At period-end:
Other post-retirement benefit liability (included in Other Liabilities)	5,527	5,995	6,093
Cash surrender value of insurance policies (included in Other Assets)	4,787	5,071	5,916

NOTE THIRTEEN – RELATED PARTY TRANSACTIONS

City National has granted loans to certain non-executive officers and directors of the Company and its subsidiaries, and to their associates.

		Principal	Principal
	December 31, 2021	Additions	Reductions	December 31, 2022
Related Party Loans	$17,069	$106	$(1,174)	$16,001
Unfunded commitments	$6,109			$6,699

NOTE FOURTEEN – COMMITMENTS AND CONTINGENCIES

COVID-19

The ongoing recovery from the COVID-19 pandemic remains uncertain, and given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects the Company's business, operations and financial condition, as well as its regulatory capital and liquidity ratios, is uncertain and unpredictable and depends on, among other things conditions related to the ongoing recovery from the COVID-19 pandemic. Even after the COVID-19 pandemic fully subsides, it will likely take time for the U.S. economy to fully recover, and the length of the recovery period is unknown. The Company's business could be materially and adversely affected due to ongoing economic volatility during any such recovery period.

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	December 31, 2022	December 31, 2021

Commitments to extend credit:
Home equity lines	$232,295	$221,119
Commercial real estate	53,226	50,760
Other commitments	257,222	242,250
Standby letters of credit	5,205	6,023
Commercial letters of credit	2,006	173

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
NOTE FIFTEEN – PREFERRED STOCK

 The Company’s Board of Directors has the authority to issue preferred stock, and to determine the designation, preferences, rights, dividends and all other attributes of such preferred stock, without any vote or action by the shareholders.  As of December 31, 2022, no such shares were outstanding, nor were any expected to be issued.

NOTE SIXTEEN – REGULATORY REQUIREMENTS, RESTRICTIONS ON DIVIDENDS AND CAPITAL RATIOS

    The principal source of income and cash for City Holding (the "Parent Company") is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels.  At December 31, 2022, City National could pay dividends up to $59.2 million without prior regulatory permission.

    During 2022, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. As of December 31, 2022, the Parent Company reported a cash balance of approximately $54.6 million.  Management believes that the Parent Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2023.

    The Basel III Capital Rules require City Holding and City National to maintain minimum CET 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a "countercyclical capital buffer" that is applicable to only certain covered institutions and does not have any current applicability to City Holding Company or City National Bank.

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2022	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$598,068	16.2%	$257,965	7.0%	$239,538	6.5%
City National Bank	508,586	13.9%	256,520	7.0%	238,197	6.5%
Tier 1 Capital
City Holding Company	598,068	16.2%	313,243	8.5%	294,817	8.0%
City National Bank	508,586	13.9%	311,488	8.5%	293,166	8.0%
Total Capital
City Holding Company	612,654	16.6%	386,947	10.5%	368,521	10.0%
City National Bank	523,172	14.3%	384,780	10.5%	366,457	10.0%
Tier 1 Leverage Ratio
City Holding Company	598,068	10.0%	238,954	4.0%	298,692	5.0%
City National Bank	508,586	8.6%	237,973	4.0%	297,466	5.0%

December 31, 2021:	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$555,532	16.1%	$241,772	7.0%	$224,503	6.5%
City National Bank	492,721	14.4%	240,392	7.0%	223,221	6.5%
Tier 1 Capital
City Holding Company	555,532	16.1%	293,581	8.5%	276,311	8.0%
City National Bank	492,721	14.4%	291,905	8.5%	274,734	8.0%
Total Capital
City Holding Company	570,336	16.5%	362,659	10.5%	345,389	10.0%
City National Bank	507,526	14.8%	360,588	10.5%	343,418	10.0%
Tier 1 Leverage Ratio
City Holding Company	555,532	9.4%	235,403	4.0%	294,254	5.0%
City National Bank	492,721	8.5%	233,342	4.0%	291,678	5.0%

    As of December 31, 2022, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized." City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above. As of December 31, 2022, management believes that City Holding and City National meet all capital adequacy requirements.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured through the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at December 31, 2022.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2022
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$268,315	$—	$268,315	$—
Mortgage-backed securities:
U.S. Government agencies	1,202,279	—	1,202,279	—
Private label	7,231	—	4,772	2,459
Trust preferred securities	3,828	—	3,828	—
Corporate securities	23,867	—	23,867	—
Marketable equity securities	7,569	3,851	3,718	—
Certificates of deposit held for investment	747	—	747	—
Derivative assets	81,838	—	81,838	—

Financial Liabilities
Derivative liabilities	65,056	—	65,056	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	909	—	—	909	(90)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2021
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$272,216	$—	$272,216	$—
Mortgage-backed securities:
U.S. Government agencies	1,094,311	—	1,094,311	—
Private label	9,108	—	5,647	3,461
Trust preferred securities	4,203	—	4,203	—
Corporate securities	28,327	—	28,327	—
Marketable equity securities	9,211	4,134	5,077	—
Certificates of deposit held for investment	996	—	996	—
Derivative assets	29,029	—	29,029	—

Financial Liabilities
Derivative liabilities	24,283	—	24,283	—

Nonrecurring fair value measurements
Financial Assets
Loans individually evaluated	$—	$—	$—	$—	$(478)
Non-Financial Assets
Other real estate owned	1,319	—	—	1,319	(2)

    The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include impaired loans that were re-measured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent impaired loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral. During the years ended December 31, 2022 and 2021, collateral discounts ranged from 10% to 30%. During the years ended December 31, 2022 and 2021, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and cash equivalents	$200,000	$200,000	$200,000	$—	$—
Securities available-for-sale	1,505,520	1,505,520	—	1,503,061	2,459
Marketable equity securities	7,569	7,569	3,851	3,718	—
Net loans	3,629,150	3,491,318	—	—	3,491,318
Accrued interest receivable	18,287	18,287	18,287	—	—
Derivative assets	81,838	81,838	—	81,838	—

Liabilities:
Deposits	4,869,866	4,867,883	3,981,766	886,117	—
Short-term debt	290,964	290,964	—	290,964	—
Accrued interest payable	953	953	953	—	—
Derivative liabilities	65,057	65,057	—	65,057	—

December 31, 2021
Assets:
Cash and cash equivalents	$634,631	$634,631	$634,631	$—	$—
Securities available-for-sale	1,408,165	1,408,165	—	1,404,704	3,461
Marketable equity securities	9,211	9,211	4,134	5,077	—
Net loans	3,525,648	3,456,539	—	—	3,456,539
Accrued interest receivable	15,627	15,627	15,627	—	—
Derivative assets	29,029	29,029	—	29,029	—

Liabilities:
Deposits	4,925,336	4,926,724	3,856,421	1,070,303	—
Short-term debt	312,458	312,458	—	312,458	—
Accrued interest payable	600	600	600	—	—
Derivative liabilities	24,283	24,283	—	24,283	—

NOTE EIGHTEEN – CITY HOLDING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

    The following table presents the condensed balance sheets of City Holding Company, parent company only (in thousands):

	December 31,
	2022	2021

Assets
Cash	$54,597	$26,884
Securities available-for-sale	2,530	2,644
Investment in subsidiaries	530,144	659,945
Loans	424	479
Fixed assets	2	9
Deferred tax asset	32	—
Other assets	1,321	849
Total Assets	$589,050	$690,810

Liabilities
Dividends payable	$9,748	$9,249
Deferred tax liability	—	104
Other liabilities	1,450	352
Total Liabilities	11,198	9,705

Total Shareholders’ Equity	577,852	681,105
Total Liabilities and Shareholders’ Equity	$589,050	$690,810

Condensed Statements of Comprehensive (Loss) Income

    The following table presents the condensed statements of comprehensive (loss) income of City Holding Company, parent company only (in thousands):

	Year Ended December 31,
	2022	2021	2020

Income
Dividends from subsidiaries	$90,500	$96,000	$74,300
Realized and unrealized investment securities (losses) gains	(52)	820	(1,018)
Other income	99	191	183
	90,547	97,011	73,465
Expenses
Interest expense	—	—	100
Other expenses	2,077	1,610	1,810
	2,077	1,610	1,910
Income Before Income Tax Benefit and Equity in Undistributed Net Income (Excess Dividends) of Subsidiaries	88,470	95,401	71,555
Income tax benefit	(604)	(264)	(760)
Income Before Equity in Undistributed Net Income (Excess Dividends) of Subsidiaries	89,074	95,665	72,315
Equity in undistributed net income (excess dividends) of subsidiaries	12,997	(7,585)	17,280
Net Income	$102,071	$88,080	$89,595

Total Comprehensive (Loss) Income	$(43,677)	$71,107	$114,988

Condensed Statements of Cash Flows

    The following table presents the condensed statements of cash flows of City Holding Company, parent company only (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income	$102,071	$88,080	$89,595
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized and realized investment securities losses (gains)	52	(820)	1,018
(Benefit) provision for deferred income taxes	(136)	(194)	(255)
Depreciation, amortization and accretion, net	—	—	1
Stock based compensation	3,277	3,121	3,253
Change in other assets	(465)	89	(284)
Change in other liabilities	(1,851)	(2,775)	(2,936)
(Equity in undistributed net income) excess dividends of subsidiaries	(12,997)	7,585	(17,280)
Net Cash Provided by Operating Activities	89,951	95,086	73,112

Investing Activities
Proceeds from sales of available for sale securities	61	3,443	—
Net decrease in loans	55	145	39
Net Cash Provided by Investing Activities	116	3,588	39

Financing Activities
Repayment of long-term debt	—	—	(4,056)
Dividends paid	(36,702)	(36,138)	(36,673)
Purchases of treasury stock	(26,449)	(58,678)	(36,481)
Exercise of stock options	797	691	223
Net Cash Used in Financing Activities	(62,354)	(94,125)	(76,987)
Increase (Decrease) in Cash and Cash Equivalents	27,713	4,549	(3,836)
Cash and cash equivalents at beginning of year	26,884	22,335	26,171
Cash and Cash Equivalents at End of Year	$54,597	$26,884	$22,335

NOTE NINETEEN – SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information (unaudited) is presented below (in thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2022
Interest income	$39,551	$42,742	$50,807	$56,588
Taxable equivalent adjustment	323	321	326	336
Interest income (FTE)	39,874	43,063	51,133	56,924
Interest expense	1,635	1,452	2,025	4,543
Net interest income	38,239	41,611	49,108	52,381
(Recovery of) Provision for credit losses	(756)	—	730	500
Non-interest income	17,448	17,849	18,244	18,536
Non-interest expense	29,527	30,689	31,501	32,585
Income before income tax expense	26,916	28,771	35,121	37,832
Income tax expense	5,251	5,767	7,421	6,824
Taxable equivalent adjustment	(323)	(321)	(326)	(336)
Net income available to common shareholders	$21,342	$22,683	$27,374	$30,672

Net earnings allocated to common shareholders	$21,142	$22,480	$27,119	$30,378

Basic earnings per common share	$1.41	$1.51	$1.84	$2.06
Diluted earnings per common share	1.41	1.51	1.83	2.05
Average common shares outstanding:
Basic	14,974	14,888	14,776	14,756
Diluted	15,002	14,909	14,800	14,785

2021
Interest income	$40,937	$40,499	$41,558	$42,473
Taxable equivalent adjustment	331	343	334	325
Interest income (FTE)	41,268	40,842	41,892	42,798
Interest expense	3,397	2,585	2,070	1,842
Net interest income	37,871	38,257	39,822	40,956
Recovery of credit losses	(440)	(2,000)	(725)	—
Non-interest income	16,630	17,448	17,947	17,616
Non-interest expense	29,809	29,574	29,178	28,624
Income before income tax expense	25,132	28,131	29,316	29,948
Income tax expense	4,987	5,640	6,250	6,237
Taxable equivalent adjustment	(331)	(343)	(334)	(325)
Net income available to common shareholders	$19,814	$22,148	$22,732	$23,386

Net earnings allocated to common shareholders	$19,635	$21,942	$22,499	$23,161

Basic earnings per common share	$1.25	$1.41	$1.47	$1.54
Diluted earnings per common share	1.25	1.41	1.47	1.54
Average common shares outstanding:
Basic	15,656	15,573	15,279	15,026
Diluted	15,687	15,594	15,302	15,056

NOTE TWENTY – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Year Ended December 31,
	2022	2021	2020

Net income available to common shareholders	$102,071	$88,080	$89,595
Less: earnings allocated to participating securities	(958)	(843)	(887)
Net earnings allocated to common shareholders	$101,113	$87,237	$88,708

Distributed earnings allocated to common shares outstanding	$36,619	$34,901	$35,745
Undistributed earnings allocated to common shares outstanding	64,494	52,336	52,963
Net earnings allocated to common shareholders	$101,113	$87,237	$88,708

Average shares outstanding, basic	14,847	15,381	15,975
Effect of dilutive securities	26	26	20
Average shares outstanding, diluted	14,873	15,407	15,995

Basic earnings per share	$6.81	$5.67	$5.55
Diluted earnings per share	$6.80	$5.66	$5.55

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. Anti-dilutive options were not significant for any of the periods shown above.

NOTE TWENTY-ONE – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The activity in accumulated other comprehensive (loss) income is presented in the tables below (in thousands). The activity is shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 24% for 2022 and 2021.

	Accumulated Other Comprehensive (Loss) Income
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2020	$(5,661)	$36,894	$31,233

Other comprehensive income (loss) before reclassifications	2,176	(18,912)	(16,736)
Amounts reclassified from other comprehensive income (loss)	—	(237)	(237)
	2,176	(19,149)	(16,973)

Balance at December 31, 2021	$(3,485)	$17,745	$14,260

Other comprehensive income (loss) before reclassifications	63	(145,808)	(145,745)
Amounts reclassified from other comprehensive (loss) income	—	(3)	(3)
	63	(145,811)	(145,748)

Balance at December 31, 2022	$(3,422)	$(128,066)	$(131,488)

	Amounts reclassified from Other Comprehensive (Loss) Income			Affected line item
	December 31,			in the Consolidated
	2022	2021	2020	Statements of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$(4)	$(312)	$(62)	Net gains on sale of investment securities
Related income tax expense	1	75	15	Income tax expense
Net effect on accumulated other comprehensive (loss) income	$(3)	$(237)	$(47)

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

    The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue
	Recognition	2022	2021	2020
Major revenue streams
Service charges	At a point in time and over time	$28,335	$25,539	$25,733
Bankcard revenue	At a point in time	27,349	26,987	23,059
Trust and investment management fee income	Over time	8,798	8,415	7,736
Other income	At a point in time and over time	3,617	3,989	4,692
Net revenue from contracts with customers		68,099	64,930	61,220
Non-interest income within the scope of other GAAP topics		3,978	4,711	21,460
Total non-interest income		$72,077	$69,641	$82,680

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

(a)Management’s annual report on internal control over financial reporting appears on page 53 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2022.
(b)The attestation report of the Company's independent registered public accounting firm appears on page 54 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2022.
(c)The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2022, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Report of Management's Assessment of Internal Control Over Financial Reporting and the Report of Crowe LLP, Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned "Executive Officers of the Registrant" in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions "ELECTION OF DIRECTORS", "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS", "REPORT OF THE AUDIT COMMITTEE", and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's 2023 Proxy Statement, which will be filed no later than 120 days after December 31, 2022, and is hereby incorporated by reference.

In December 2009, the Company adopted its current Code of Business Conduct and Ethics which applies to all employees (including its chief executive officer, chief financial officer and principal accounting officer).  Members of the Board of Directors are governed by a separate Code of Business Conduct and Ethics approved in January 2004.  Both of the Codes of Business Conduct and Ethics have been posted on the Company's website at www.bankatcity.com under the "Corporate Governance" link located at the bottom of the page.   A copy of the Company’s Code of Business Conduct and Ethics covering all employees and/or a copy of the Code of Business Conduct and Ethics covering the Board of Directors will be mailed without charge upon request to Investor Relations, City Holding Company, 25 Gatewater Road, P.O. Box 7520, Charleston, WV  25356-0520.  Any amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, or principal accounting officer will be disclosed by timely posting such information on the Company’s Internet website.

Item 11. Executive Compensation

Certain information regarding securities authorized for issuance under equity compensation plans is included in the section captioned "STOCK-BASED COMPENSATION PLAN" in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by Item 11 of Form 10-K appears under the captions "COMPENSATION OF DIRECTORS", "COMPENSATION DISCUSSION AND ANALYSIS", "EQUITY HOLDINGS", "POST-EMPLOYMENT PAYMENTS", "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "PAY VERSUS PERFORMANCE" and "PAY RATIO DISCLOSURE" in the Company's 2023 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2023 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2022, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Twelve of Notes to Consolidated Financial Statements.

Plan Category	Number of Stock Options to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	11,586	$62.83	325,750
Plans not approved by shareholders	—	—	—
Total	11,586	$62.83	325,750

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS" in the Company's 2023 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2023 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

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

2(e)
2(e) Agreement and Plan of Merger dated as of October 18, 2022 by and between City Holding Company and Citizens Commerce Bancshares, Inc. (attached to, and incorporated by reference from, City Holding Company’s Form 8-K dated October 18, 2022, and filed with the Securities and Exchange Commission on October 18, 2022).

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

10(f)
Amendment to Employment Agreement, dated December 19, 2011, by and among City Holding Company, City National Bank of West Virginia and Charles R. Hageboeck (attached to and incorporated by reference from City Holding Company’s Form 8-K filed on December 21, 2011, with the Securities and Exchange Commission).

10(g)
Indenture, dated as of December 22, 2006, between Town Square Financial Corporation and Wilmington Trust Company, as Trustee (attached to and incorporated by reference from City Holding Company's Form 10K, Annual Report for the period ended December 31, 2018 and filed March 11, 2019 with the Securities and Exchange Commission).

10(h)
Second Supplemental Indenture, dated as of December 7, 2018, by and between City Holding Company, Poage Bankshares, Inc. and Wilmington Trust Company, as Trustee (attached to and incorporated by reference from City Holding Company's Form 10K, Annual Report for the period ended December 31, 2018 and filed March 11, 2019 with the Securities and Exchange Commission).

10(i)
Change in Control Agreement for David L. Bumgarner, effective as of May 4, 2022 (attached to and incorporated by reference from City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2022 filed May 5, 2022 with the Securities and Exchange Commission).

10(j)
Change in Control Agreement for Jeffrey D. Legge, effective as of May 4, 2022 (attached to and incorporated by reference from City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2022 filed May 5, 2022 with the Securities and Exchange Commission).

10(k)
Change in Control Agreement for Michael T. Quinlan, Jr., effective as of May 4, 2022 (attached to and incorporated by reference from City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2022 filed May 5, 2022 with the Securities and Exchange Commission).

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

Date:	February 22, 2023		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
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

/s/ C. Dallas Kayser	/s/ Tracy W. Hylton, II
C. Dallas Kayser	Tracy W. Hylton, II
Chairman	Director

/s/ Thomas L. Burnette	/s/ J. Thomas Jones
Thomas L. Burnette	J. Thomas Jones
Director	Director

/s/ Gregory A. Burton	/s/ Javier A. Reyes, Ph.D.
Gregory A. Burton	Javier A. Reyes
Director	Director

/s/ Charles W. Fairchilds	/s/ James L. Rossi
Charles W. Fairchilds	James L. Rossi
Director	Director

/s/ William H. File, III	/s/ Sharon H. Rowe
William H. File, III	Sharon H. Rowe
Director	Director

/s/ Robert D. Fisher	/s/ Diane Strong-Treister
Robert D. Fisher	Diane Strong-Treister
Director	Director

/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
Director, President, and Chief Executive Officer