Form 10-Q
period 2023-03-31
CITY HOLDING CO
filed 2023-05-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 15,069,869 shares of common stock as of May 1, 2023.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) ongoing uncertainties on the Company’s business, results of operations and financial condition caused by the scope of the recovery of the COVID-19 pandemic; (3) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (4) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (5) changes in the interest rate environment; (6) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (7) changes in technology and increased competition, including competition from non-bank financial institutions; (8) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (9) difficulty growing loan and deposit balances; (10) our ability to effectively execute our business plan, including with respect to future acquisitions; (11) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (12) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (13) regulatory enforcement actions and adverse legal actions; (14) difficulty attracting and retaining key employees; and (15) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$69,804	$68,333
Interest-bearing deposits in depository institutions	233,006	131,667
Cash and Cash Equivalents	302,810	200,000

Investment securities available for sale, at fair value	1,456,259	1,505,520
Other securities	24,728	23,807
Total Investment Securities	1,480,987	1,529,327

Gross loans	3,894,686	3,646,258
Allowance for credit losses	(22,724)	(17,108)
Net Loans	3,871,962	3,629,150

Bank owned life insurance	124,238	120,674
Premises and equipment, net	73,430	70,786
Accrued interest receivable	18,395	18,287
Deferred tax assets, net	42,146	44,884
Goodwill and other intangible assets, net	164,099	115,735
Other assets	132,715	149,263
Total Assets	$6,210,782	$5,878,106

Liabilities
Deposits:
Noninterest-bearing	$1,420,990	$1,351,415
Interest-bearing:
Demand deposits	1,356,017	1,233,482
Savings deposits	1,397,523	1,396,869
Time deposits	962,235	888,100
Total Deposits	5,136,765	4,869,866

Customer repurchase agreements	293,256	290,964
Other liabilities	129,711	139,424
Total Liabilities	5,559,732	5,300,254

Commitments and contingencies - see Note I

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at March 31, 2023 and December 31, 2022, less 3,787,640 and 4,259,399 shares in treasury, respectively	47,619	47,619
Capital surplus	177,529	170,980
Retained earnings	721,727	706,696
Cost of common stock in treasury	(179,436)	(215,955)
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on securities available-for-sale	(112,967)	(128,066)
Underfunded pension liability	(3,422)	(3,422)
Total Accumulated Other Comprehensive (Loss) Income	(116,389)	(131,488)
Total Shareholders’ Equity	651,050	577,852
Total Liabilities and Shareholders’ Equity	$6,210,782	$5,878,106

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2023	2022

Interest and fees on loans	$47,004	$31,874
Interest and dividends on investment securities:
Taxable	11,773	6,223
Tax-exempt	1,162	1,216
Interest on deposits in depository institutions	1,591	238
Total Interest Income	61,530	39,551

Interest Expense
Interest on deposits	5,690	1,521
Interest on short-term borrowings	2,381	114
Total Interest Expense	8,071	1,635
Net Interest Income	53,459	37,916
Provision for (recovery of) credit losses	2,918	(756)
Net Interest Income After Provision for (Recovery of) Credit Losses	50,541	38,672

Non-Interest Income
Gains on sale of investment securities, net	773	—
Unrealized gains (losses) recognized on equity securities still held, net	361	(723)
Service charges	6,563	6,725
Bankcard revenue	6,603	6,444
Trust and investment management fee income	2,252	2,197
Bank owned life insurance	804	2,014
Other income	1,326	791
Total Non-Interest Income	18,682	17,448

Non-Interest Expense
Salaries and employee benefits	17,673	15,577
Occupancy related expense	2,640	2,709
Equipment and software related expense	3,092	2,769
FDIC insurance expense	445	435
Advertising	760	798
Bankcard expenses	1,509	1,606
Postage, delivery, and statement mailings	647	636
Office supplies	420	410
Legal and professional fees	470	527
Telecommunications	606	584
Repossessed asset losses, net of expenses	16	40
Merger related expenses	5,645	—
Other expenses	4,700	3,436
Total Non-Interest Expense	38,623	29,527
Income Before Income Taxes	30,600	26,593
Income tax expense	6,259	5,251
Net Income Available to Common Shareholders	$24,341	$21,342

Average shares outstanding, basic	14,818	14,974
Effect of dilutive securities	26	28
Average shares outstanding, diluted	14,844	15,002

Basic earnings per common share	$1.63	$1.41
Diluted earnings per common share	$1.63	$1.41

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2023	2022

Net income available to common shareholders	$24,341	$21,342

Available-for-Sale Securities
Unrealized gains (losses) on available-for-sale securities arising during the period	20,634	(77,802)
Reclassification adjustment for gains	(773)	—
Other comprehensive income (loss) before income taxes	19,861	(77,802)
Tax effect	(4,762)	18,828
Other comprehensive income (loss), net of tax	15,099	(58,974)

Comprehensive Income (Loss), Net of Tax	$39,440	$(37,632)

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2023 and 2022
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$47,619	$170,942	$641,826	$(193,542)	$14,260	$681,105
Net income	—	—	21,342	—	—	21,342
Other comprehensive loss	—	—	—	—	(58,974)	(58,974)
Cash dividends declared ($0.60 per share)	—	—	(9,030)	—	—	(9,030)
Stock-based compensation expense	—	971	—	—	—	971
Restricted awards granted	—	(1,707)	—	1,707	—	—
Purchase of 38,207 treasury shares	—	—	—	(2,984)	—	(2,984)
Balance at March 31, 2022	$47,619	$170,206	$654,138	$(194,819)	$(44,714)	$632,430

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$47,619	$170,980	$706,696	$(215,955)	$(131,488)	$577,852
Adoption of ASU No. 2022-02	—	—	175	—	—	175
Balances at January 1, 2023	47,619	170,980	706,871	(215,955)	(131,488)	578,027
Net income	—	—	24,341	—	—	24,341
Other comprehensive income	—	—	—	—	15,099	15,099
Cash dividends declared ($0.65 per share)	—	—	(9,485)	—	—	(9,485)
Stock-based compensation expense	—	1,093	—	—	—	1,093
Restricted awards granted	—	(2,118)	—	2,118	—	—
Purchase of 218,249 treasury shares	—	—	—	(20,103)	—	(20,103)
Acquisition of Citizens Commerce Bancshares, Inc.	—	7,574	—	54,504	—	62,078
Balance at March 31, 2023	$47,619	$177,529	$721,727	$(179,436)	$(116,389)	$651,050

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2023	2022
Net income	$24,341	$21,342
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	2,302	3,538
Provision for (recovery of) credit losses	2,918	(756)
Depreciation of premises and equipment	1,210	1,390
Deferred income tax (benefit) expense	(654)	880
Net periodic employee benefit cost	13	64
Unrealized and realized investment securities (gains) losses, net	(1,134)	723
Stock-compensation expense	1,093	971
Excess tax expense (benefit) from stock-compensation	102	(3)
Increase in value of bank-owned life insurance	(804)	(2,014)
Loans held for sale
Loans originated for sale	(2,637)	(15,093)
Proceeds from the sale of loans originated for sale	2,689	15,090
Gain on sale of loans	(52)	(128)
Change in accrued interest receivable	759	(474)
Change in other assets	3,156	(1,828)
Change in other liabilities	6,599	4,769
Net Cash Provided by Operating Activities	39,901	28,471

Net decrease (increase) in loans	6,108	(15,695)
Securities available-for-sale
Purchases	—	(157,888)
Proceeds from sales of securities available-for-sale	84,940	—
Proceeds from maturities and calls	26,839	69,476
Other investments
Purchases	(189)	(21)
Proceeds from sales	249	45
Purchases of premises and equipment	(616)	(401)
Proceeds from the disposals of premises and equipment	—	64
Proceeds from bank-owned life insurance policies	206	2,514
Payments for low income housing tax credits	(1,704)	(489)
Acquisition of Citizens Commerce Bancshares, Inc.	13,518	—
Net Cash Provided by (Used in) Investing Activities	129,351	(102,395)

Net increase (decrease) in non-interest-bearing deposits	9,288	(15,859)
Net (decrease) increase in interest-bearing deposits	(41,622)	89,389
Net (decrease) increase in short-term borrowings	(4,208)	(23,975)
Purchases of treasury stock	(20,103)	(2,984)
Lease payments	(203)	(192)
Dividends paid	(9,594)	(9,038)
Net Cash (Used in) Provided by Financing Activities	(66,442)	37,341
Increase (Decrease) in Cash and Cash Equivalents	102,810	(36,583)
Cash and cash equivalents at beginning of period	200,000	634,631
Cash and Cash Equivalents at End of Period	$302,810	$598,048

Supplemental Cash Flow Information:
Cash paid for interest	$7,694	$1,772
Cash paid for income taxes	3,500	—
Acquisition
Identifiable assets acquired (net of purchase consideration)	$320,453	$—
Liabilities assumed	(307,104)	—
Goodwill	40,451	—
Core deposit intangible	8,278	—
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023

Note A -        Background and Basis of Presentation

City Holding Company ("City Holding"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 99 banking offices in West Virginia (58), Kentucky (24), Virginia (13) and southeastern Ohio (4). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

On March 10, 2023, the Company acquired 100% of the outstanding common shares of Citizens Commerce Bancshares, Inc. ("Citizens") and its principal banking subsidiary, Citizens Commerce Bank of Versailles, Kentucky. See Note C for additional information on the acquisition.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2023. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X, and with Industry Guide 3, Statistical Disclosure by Bank Holding Companies. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements included in the Company’s 2022 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2022 Annual Report of the Company.

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

In March 2022, the FASB issued ASU No. 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method." The amendments in this update allow nonprepayable financial assets to be included in a closed portfolio hedged using the portfolio layer method. This expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and nonprepayable financial assets, thereby allowing consistent accounting for similar hedges. This ASU became effective for the Company on January 1, 2023. The adoption of ASU No. 2022-01 did not have a material impact on the Company's financial statements.

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update also require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. This ASU became effective for the Company on January 1, 2023. The Company adopted ASU No. 2022-02 using the modified retrospective method, which resulted in a $0.2 million adjustment to shareholders' equity and the allowance for credit losses. See Note F for additional information.

Pending Adoption

In March 2023, the FASB issued ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method." The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This ASU will become effective for the Company on January 1, 2024. The adoption of ASU No. 2023-02 is not expected to have a material impact on the Company's financial statements.

Note C -        Acquisition and Preliminary Purchase Price Allocation

On March 10, 2023, the Company acquired 100% of the outstanding common shares of Citizens Commerce Bancshares, Inc. ("Citizens") and its principal banking subsidiary, Citizens Commerce Bank of Versailles, Kentucky, in order to strengthen the Company's market presence in the Lexington, Kentucky area. The acquisition of Citizens was structured as a stock transaction in which the Company issued approximately 0.7 million shares, valued at approximately $62.1 million.

The following table summarizes the consideration paid for Citizens and the amounts of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Common stock	$61,570
Stock option buyout	495
Cash	13
62,078

Identifiable assets:
Cash and cash equivalents	14,013
Investment securities	41,008
FHLB stock	620
Loans	251,406
Fixed assets	3,237
Bank owned life insurance	2,966
Deferred tax assets, net	1,481
Other assets	5,722
Total identifiable assets	320,453

Identifiable liabilities:
Deposits	299,243
Short-term borrowings	6,500
Other liabilities	1,361
Total identifiable liabilities	307,104

Net identifiable assets (liabilities)	13,349
Goodwill	40,451
Core deposit intangible	8,278
$62,078

Investment Securities

The gain on the sale of investment securities recognized in the first quarter of 2023 was primarily due to the sale of Citizens investment portfolio of approximately $41 million shortly after the acquisition date.

Acquired Loans

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Receivables acquired that were not subject to these requirements include non-impaired loans with a fair value of $246.4 million on the date of acquisition.

In connection with the completion of the acquisition of Citizens during the quarter ended March 31, 2023, the Company recorded $2.0 million of credit loss expense associated with loans acquired from Citizens in its total provision for credit losses.

The fair value of purchased financial assets with credit deterioration ("PCD") was $4.9 million on the date of acquisition. The gross contractual amounts receivable relating to the purchased financial asset with credit deterioration was $8.5 million. The Company estimates, on the date of acquisition, that $3.6 million of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.

Acquired Deposits

The fair values of non-time deposits approximated their carrying value at the acquisition date. For time deposits, the fair values were estimated based on discounted cash flows, using interest rates that were being offered at the time of acquisition compared to the contractual interest rates. Based on this analysis, management recorded a premium on time deposits acquired of $0.6 million which is being amortized over 5 years.

Core Deposit Intangible

The Company believes that the customer relationships with the deposits acquired have an intangible value. In connection with the acquisition, the Company recorded a core deposit intangible asset of $8.3 million. The core deposit intangible asset represents the value that the acquiree had with their deposit customers. The fair value was estimated based on a discounted cash flow methodology that considered the type of deposit, deposit retention and the cost of the deposit base. The core deposit intangible is being amortized over 10 years.

Goodwill

Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. Among the items that are still preliminary at March 31, 2023 is the finalization of the final tax return, which management anticipates completing during 2023. Given the form of the transaction, the $40.5 million goodwill preliminarily recorded in conjunction with the Citizens acquisition is not expected to be deductible for tax purposes. The following table summarizes adjustments to goodwill subsequent to December 31, 2022 (in thousands):

Goodwill
Balance at December 31, 2022	$108,941
Adjustment to goodwill acquired in conjunction with the acquisition of Citizens	40,451
Balance at March 31, 2023	$149,392

Merger Related Costs

During the quarter ended March 31, 2023, the Company incurred $5.6 million million of merger-related costs in connection with the acquisition of Citizens, primarily for professional fees ($1.6 million), severance ($1.4 million), and data processing costs ($1.3 million).

Note D -     Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$247,589	$487	$19,202	$228,874	$292,293	$346	$24,324	$268,315
Mortgage-backed securities:
U.S. government agencies	1,318,398	546	126,984	1,191,960	1,342,666	299	140,686	1,202,279
Private label	7,554	—	401	7,153	7,695	—	464	7,231
Trust preferred securities	4,592	—	467	4,125	4,590	—	762	3,828
Corporate securities	26,573	—	2,426	24,147	26,620	—	2,753	23,867
Total Securities Available-for-Sale	$1,604,706	$1,033	$149,480	$1,456,259	$1,673,864	$645	$168,989	$1,505,520

The Company's other investment securities include marketable equity securities, non-marketable equity securities and certificates of deposits held for investment. At March 31, 2023 and December 31, 2022, the Company held $7.9 million and $7.6 million in marketable equity securities, respectively. Changes in the fair value of the marketable equity securities are recorded in "unrealized gains (losses) recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At March 31, 2023 and December 31, 2022, the Company held $16.3 million and $15.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. At March 31, 2023 and December 31, 2022, the Company held $0.5 million and $0.7 million in certificates of deposits held for investment, respectively.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At March 31, 2023 and December 31, 2022 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of March 31, 2023 and December 31, 2022.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$42,850	$1,084	$155,074	$18,118	$197,924	$19,202
Mortgage-backed securities:
U.S. Government agencies	318,110	24,334	582,062	102,650	900,172	126,984
Private label	7,051	401	—	—	7,051	401
Trust preferred securities	—	—	4,125	467	4,125	467
Corporate securities	10,251	755	13,896	1671	24,147	2,426
Total available-for-sale	$378,262	$26,574	$755,157	$122,906	$1,133,419	$149,480

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$203,173	$21,929	$13,359	$2,395	$216,532	$24,324
Mortgage-backed securities:
U.S. Government agencies	533,611	50,268	376,778	90,418	910,389	140,686
Private label	7,126	464	—	—	7,126	464
Trust preferred securities	—	—	3,828	762	3,828	762
Corporate securities	22,972	2,648	895	105	23,867	2,753
Total available-for-sale	$766,882	$75,309	$394,860	$93,680	$1,161,742	$168,989

As of March 31, 2023, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of March 31, 2023, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the three months ended March 31, 2023 and 2022, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at March 31, 2023, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$32,645	$2,108
Due after one year through five years	514,814	47,615
Due after five years through ten years	720,243	491,176
Due after ten years	337,004	915,360
Total	$1,604,706	$1,456,259

Gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended March 31,
	2023	2022
Gross realized gains on securities sold	$975	$—
Gross realized losses on securities sold	(202)	—
Net investment security gains	$773	$—

Gross unrealized gains recognized on equity securities still held	$463	$7
Gross unrealized losses recognized on equity securities still held	(102)	(730)
Net unrealized gains recognized on equity securities still held	$361	$(723)

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $857 million and $886 million at March 31, 2023 and December 31, 2022, respectively.

Note E -        Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2023	December 31, 2022
Commercial and industrial	$390,861	$373,890

1-4 Family	119,017	116,192
Hotels	327,554	340,404
Multi-family	195,042	174,786
Non Residential Non-Owner Occupied	679,782	585,964
Non Residential Owner Occupied	223,096	174,961
Commercial real estate	1,544,491	1,392,307

Residential real estate	1,737,604	1,693,523
Home equity	151,341	134,317
Consumer	66,994	48,806
Demand deposit account (DDA) overdrafts	3,395	3,415
Gross loans	3,894,686	3,646,258
Allowance for credit losses	(22,724)	(17,108)
Net loans	$3,871,962	$3,629,150

Construction loans included in:
Commercial real estate	$4,715	$4,130
Residential real estate	25,224	21,122

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

Note F -      Allowance For Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the three months ended March 31, 2023 and 2022 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Impact of Adopting ASU 2022-02	PCD Loan Reserves	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
March 31, 2023
Commercial and industrial	$3,565	12	—	—	$83	$626	$4,286

1-4 Family	566	(1)	—	(3)	14	37	613
Hotels	2,332	—	—	—	—	(148)	2,184
Multi-family	380	—	500	—	—	147	1,027
Non Residential Non-Owner Occupied	2,019	—	1,536	—	144	1,225	4,924
Non Residential Owner Occupied	1,315	—	775	—	—	347	2,437
Commercial real estate	6,612	(1)	2,811	(3)	158	1,608	11,185

Residential real estate	5,430	(138)	—	(32)	10	214	5,484
Home equity	290	(46)	—	(67)	4	219	400
Consumer	110	(2)	—	(62)	23	302	371
DDA overdrafts	1,101	—	—	(450)	398	(51)	998
	$17,108	$(175)	$2,811	$(614)	$676	$2,918	$22,724

March 31, 2022
Commercial and industrial	$3,480	$—	$—	$(34)	$59	$(47)	$3,458

1-4 Family	598	—	—	—	29	(53)	574
Hotels	2,426	—	—	—	—	119	2,545
Multi-family	483	—	—	—	—	(6)	477
Non Residential Non-Owner Occupied	2,319	—	—	—	24	(62)	2,281
Non Residential Owner Occupied	1,485	—	—	—	—	(103)	1,382
Commercial real estate	7,311	—	—	—	53	(105)	7,259

Residential real estate	5,716	—	—	(50)	45	(672)	5,039
Home equity	517	—	—	—	17	(124)	410
Consumer	106	—	—	(23)	28	(25)	86
DDA Overdrafts	1,036	—	—	(631)	406	217	1,028
	$18,166	$—	$—	$(738)	$608	$(756)	$17,280

During the quarter ended March 31, 2023, the Company recorded $2.8 million of allowance for credit losses due to acquired Citizens PCD loans. Further, in connection with the completion of the acquisition of Citizens during the quarter ended March 31, 2023, the Company recorded $2.0 million of provision for credit losses associated with loans acquired from Citizens. In addition, the provision for credit losses for the quarter ended March 31, 2023 included $0.9 million that was primarily related to the downgrade of two commercial loans.

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of March 31, 2023 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$—	$994	$—

1-4 Family	—	721	—
Hotels	—	115	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	779	—
Non Residential Owner Occupied	—	316	—
Commercial Real Estate	—	1,931	—

Residential Real Estate	—	2,700	—
Home Equity	—	35	—
Consumer	—	19	—
Total	$—	$5,679	$—

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

The Company recognized no interest income on nonaccrual loans during each of the three months ended March 31, 2023 and 2022.

There were no individually evaluated impaired collateral-dependent loans as of March 31, 2023 or December 31, 2022. Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

     The Company would have recognized less than $0.1 million of interest income during each of the three months ended March 31, 2023 and 2022 if such loans had been current in accordance with their original terms. There were no significant commitments to provide additional funds on non-accrual or individually evaluated loans at March 31, 2023.

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

The following tables present the aging of the amortized cost basis in past-due loans as of March 31, 2023 and December 31, 2022 by class of loan (in thousands):

	March 31, 2023
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$97	$—	$—	$97	$389,770	$994	$390,861

1-4 Family	—	—	—	—	118,296	721	119,017
Hotels	—	—	—	—	327,439	115	327,554
Multi-family	—	—	—	—	195,042	—	195,042
Non Residential Non-Owner Occupied	—	—	—	—	679,003	779	679,782
Non Residential Owner Occupied	148	—	—	148	222,632	316	223,096
Commercial real estate	148	—	—	148	1,542,412	1,931	1,544,491

Residential real estate	4,042	520	—	4,562	1,730,342	2,700	1,737,604
Home Equity	511	40	—	551	150,755	35	151,341
Consumer	3	—	—	3	66,972	19	66,994
Overdrafts	273	4	—	277	3,118	—	3,395
Total	$5,074	$564	$—	$5,638	$3,883,369	$5,679	$3,894,686

	December 31, 2022
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$201	$33	$—	$234	$372,641	$1,015	$373,890

1-4 Family	17	—	—	17	115,238	937	116,192
Hotels	—	—	—	—	340,289	115	340,404
Multi-family	—	—	—	—	174,786	—	174,786
Non Residential Non-Owner Occupied	—	—	—	—	585,148	816	585,964
Non Residential Owner Occupied	505	188	—	693	173,970	298	174,961
Commercial real estate	522	188	—	710	1,389,431	2,166	1,392,307

Residential real estate	6,843	84	164	7,091	1,684,463	1,969	1,693,523
Home Equity	622	28	—	650	133,612	55	134,317
Consumer	52	25	23	100	48,706	—	48,806
Overdrafts	386	5	—	391	3,024	—	3,415
Total	$8,626	$363	$187	$9,176	$3,631,877	$5,205	$3,646,258

Loan Restructurings

On April 1, 2023, the Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2023, which eliminates the recognition and measurement of troubled debt restructurings ("TDRs"). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignifcant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows. During the quarter ended March 31, 2023, the Company had no loan modifications that were considered restructured loans.

A loan that is considered a restructured loan may be subject to the individually evaluated loan analysis, otherwise, the restructured loan will remain in the appropriate segment in the Allowance for Credit Losses model and associated reserves will be adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at March 31, 2023 and December 31, 2022 is as follows (in thousands), with the loans acquired from Citizens categorized by their origination date:

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$14,563	$52,455	$91,333	$58,988	$25,447	$22,821	$90,005	$355,612
Special mention	389	1,668	878	3,341	—	19	23,989	30,284
Substandard	—	949	195	966	1,127	1,649	79	4,965
Total	$14,952	$55,072	$92,406	$63,295	$26,574	$24,489	$114,073	$390,861
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial and industrial
Pass	$51,268	$91,097	$60,251	$26,356	$19,497	$6,917	$109,645	$365,031
Special mention	—	—	392	9	—	19	3,245	3,665
Substandard	955	203	1,025	1,175	224	1,533	79	5,194
Total	$52,223	$91,300	$61,668	$27,540	$19,721	$8,469	$112,969	$373,890

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$5,815	$33,613	$18,582	$12,315	$8,486	$26,631	$10,659	$116,101
Special mention	—	225	—	113	—	823	—	1,161
Substandard	—	82	—	260	52	1,361	—	1,755
Total	$5,815	$33,920	$18,582	$12,688	$8,538	$28,815	$10,659	$119,017
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$3	$—	$3

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$31,331	$21,640	$12,565	$8,609	$4,826	$22,949	$11,107	$113,027
Special mention	228	—	115	—	—	836	—	1,179
Substandard	83	—	264	56	—	1,583	—	1,986
Total	$31,642	$21,640	$12,944	$8,665	$4,826	$25,368	$11,107	$116,192

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$—	$84,835	$35,278	$12,094	$59,920	$100,797	$319	$293,243
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,627	24,074	6,610	—	34,311
Total	$—	$84,835	$35,278	$15,721	$83,994	$107,407	$319	$327,554
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$85,590	$35,849	$12,275	$60,429	$14,921	$90,686	$323	$300,073
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	3,593	24,229	—	12,509	—	40,331
Total	$85,590	$35,849	$15,868	$84,658	$14,921	$103,195	$323	$340,404

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$1,908	$20,624	$28,794	$65,967	$40,087	$36,860	$802	$195,042
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$1,908	$20,624	$28,794	$65,967	$40,087	$36,860	$802	$195,042
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$13,761	$21,312	$65,542	$37,698	$2,189	$33,560	$724	$174,786
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$13,761	$21,312	$65,542	$37,698	$2,189	$33,560	$724	$174,786

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$25,255	$149,234	$125,207	$77,725	$74,739	$183,258	$8,641	$644,059
Special mention	—	—	108	1,837	173	25,266	—	27,384
Substandard	1,312	—	583	2,472	1,414	2,558	—	8,339
Total	$26,567	$149,234	$125,898	$82,034	$76,326	$211,082	$8,641	$679,782
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$110,501	$108,290	$89,943	$68,027	$87,413	$113,287	$2,781	$580,242
Special mention	—	110	170	176	—	—	—	456
Substandard	—	601	—	1,330	2,089	1,244	2	5,266
Total	$110,501	$109,001	$90,113	$69,533	$89,502	$114,531	$2,783	$585,964

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$11,231	$31,261	$45,294	$19,145	$24,218	$65,038	$3,997	$200,184
Special mention	—	—	2,732	1,115	2,125	479	114	6,565
Substandard	—	936	390	109	2,257	11,650	1,005	16,347
Total	$11,231	$32,197	$48,416	$20,369	$28,600	$77,167	$5,116	$223,096
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$21,782	$36,186	$17,216	$22,274	$17,622	$39,861	$3,238	$158,179
Special mention	—	—	—	329	—	493	113	935
Substandard	943	193	110	2,479	772	10,350	1,000	15,847
Total	$22,725	$36,379	$17,326	$25,082	$18,394	$50,704	$4,351	$174,961

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$44,210	$319,566	$253,156	$187,247	$207,450	$412,583	$24,418	$1,448,630
Special mention	—	225	2,840	3,064	2,298	26,567	114	35,108
Substandard	1,312	1,017	973	6,469	27,798	22,179	1,005	60,753
Total	$45,522	$320,808	$256,969	$196,780	$237,546	$461,329	$25,537	$1,544,491
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$3	$—	$3

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$262,965	$223,277	$197,541	$197,037	$126,971	$300,343	$18,173	$1,326,307
Special mention	228	110	285	505	—	1,329	113	2,570
Substandard	1,026	794	3,967	28,094	2,861	25,686	1,002	63,430
Total	$264,219	$224,181	$201,793	$225,636	$129,832	$327,358	$19,288	$1,392,307

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Residential real estate
Performing	$45,603	$422,862	$339,567	$269,575	$120,571	$454,539	$82,187	$1,734,904
Non-performing	—	—	449	92	1,123	766	270	2,700
Total	$45,603	$422,862	$340,016	$269,667	$121,694	$455,305	$82,457	$1,737,604
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$26	$6	$32

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Residential real estate
Performing	$405,059	$336,462	$270,197	$122,559	$86,317	$382,652	$88,308	$1,691,554
Non-performing	—	207	—	755	79	738	190	1,969
Total	$405,059	$336,669	$270,197	$123,314	$86,396	$383,390	$88,498	$1,693,523

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Home equity
Performing	$4,698	$16,395	$7,133	$4,566	$2,785	$7,407	$108,322	$151,306
Non-performing	—	—	—	—	—	—	35	35
Total	$4,698	$16,395	$7,133	$4,566	$2,785	$7,407	$108,357	$151,341
YTD Gross Charge-offs	$—	$32	$—	$—	$—	$35	$—	$67

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Home equity
Performing	$16,670	$7,394	$5,000	$3,035	$1,823	$5,116	$95,224	$134,262
Non-performing	—	—	—	—	—	—	55	55
Total	$16,670	$7,394	$5,000	$3,035	$1,823	$5,116	$95,279	$134,317

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Consumer
Performing	$15,176	$25,735	$7,191	$4,960	$3,840	$8,667	$1,406	$66,975
Non-performing	—	—	—	—	—	19	—	19
Total	$15,176	$25,735	$7,191	$4,960	$3,840	$8,686	$1,406	$66,994
YTD Gross Charge-offs	$—	$—	$36	$—	$3	$20	$3	$62

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Consumer
Performing	$25,296	$7,954	$5,482	$4,299	$2,246	$2,064	$1,465	$48,806
Non-performing	—	—	—	—	—	—	—	—
Total	$25,296	$7,954	$5,482	$4,299	$2,246	$2,064	$1,465	$48,806

Note G -    Derivative Instruments

As of March 31, 2023 and December 31, 2022, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	March 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$44,930	$1,709	$28,238	$1,298
Loan interest rate swap - liabilities	584,633	48,121	619,150	63,758

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	602,633	49,383	637,150	65,217
Loan interest rate swap - liabilities	44,930	1,709	28,238	1,298

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2023	2022
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income (expense) - derivative assets	$(16,130)	$3,076
Other (expense) income - derivative liabilities	16,130	(3,076)
Other income (expense) - derivative liabilities	(198)	577

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has received collateral with a value of $66.2 million and $83.0 million as of March 31, 2023 and December 31, 2022, respectively.

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $324.8 million and $330.0 million as of March 31, 2023 and

December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	March 31, 2023	December 31, 2022
Investment securities available for sale, at fair value	$(13,186)	$(15,394)
Other assets	15,262	15,262
Cumulative adjustment to Interest and dividends on investment securities	(2,076)	132

During the quarter ended March 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the three months ended March 31, 2023, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

March 31, 2023
Gross loans	$(221)
Other assets	208
Cumulative adjustment to Interest and fees on loans	13

Note H -     Employee Benefit Plans

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

Restricted shares are forfeited if the awardee officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares and performance share units that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2023, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2023		2022
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	140,606	$73.87	146,755	$72.16
Granted	17,728	95.64	19,034	75.69
Vested	(25,451)	74.57	(25,330)	78.77
Outstanding at March 31	132,883	$75.48	140,459	$71.75

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended March 31,
	2023	2022
Stock-based compensation expense associated with restricted shares	$708	$662

At period-end:	March 31, 2023
Unrecognized stock-based compensation expense associated with restricted shares	$4,819
Weighted average period (in years) in which the above amount is expected to be recognized	2.7

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2023 and 2022, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income, (in thousands):

	Three months ended March 31,
	2023	2022
Components of net periodic cost:
Interest cost	$137	$90
Expected return on plan assets	(210)	(221)
Net amortization and deferral	86	195
Net Periodic Pension Cost	$13	$64

Note I -         Commitments and Contingencies

COVID-19

The ongoing recovery from the COVID-19 pandemic remains uncertain, and given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions. For this reason, the extent to which the COVID-19 pandemic affects the Company's business, operations and financial condition, as well as its regulatory capital and liquidity ratios, is uncertain and unpredictable. Even after the COVID-19 pandemic fully subsides, it will likely take time for the U.S. economy to fully recover, and the length of the recovery period is unknown. The Company's business could be materially and adversely affected due to ongoing economic volatility during any such recovery period.

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	March 31, 2023	December 31, 2022
Commitments to extend credit:
Home equity lines	$250,933	$232,295
Commercial real estate	50,540	53,226
Other commitments	300,246	257,222
Standby letters of credit	5,135	5,205
Commercial letters of credit	2,079	2,006

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

Note J -         Accumulated Other Comprehensive (Loss) Income

The activity in accumulated other comprehensive (loss) income is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 24%.

	Three months ended March 31,

	Defined
	Benefit	Securities
	Pension	Available-
	Plan	-for-Sale	Total
2023
Beginning Balance	$(3,422)	$(128,066)	$(131,488)

Other comprehensive income before reclassifications	—	15,687	15,687
Amounts reclassified from other comprehensive income	—	(588)	(588)
	—	15,099	15,099

Ending Balance	$(3,422)	$(112,967)	$(116,389)

2022
Beginning Balance	$(3,485)	$17,745	$14,260

Other comprehensive loss	—	(58,974)	(58,974)
	—	(58,974)	(58,974)

Ending Balance	$(3,485)	$(41,229)	$(44,714)

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Affected line item
	March 31,		in the Consolidated Statements
	2023	2022	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$773	$—	Gains on sale of investment securities, net
Related income tax expense	(185)	—	Income tax expense
Net effect on accumulated other comprehensive (loss) income	$588	$—

Note K - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended March 31,
	2023	2022
Net income available to common shareholders	$24,341	$21,342
Less: earnings allocated to participating securities	(214)	(200)
Net earnings allocated to common shareholders	$24,127	$21,142

Distributed earnings allocated to common stock	$9,833	$8,943
Undistributed earnings allocated to common stock	14,294	12,199
Net earnings allocated to common shareholders	$24,127	$21,142

Average shares outstanding	14,818	14,974
Effect of dilutive securities:
Employee stock awards	26	28
Shares for diluted earnings per share	14,844	15,002

Basic earnings per share	$1.63	$1.41
Diluted earnings per share	$1.63	$1.41

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. Anti-dilutive options were not significant for any of the periods shown above.

Note L -     Fair Value Measurements

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at March 31, 2023.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2023
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$228,874	$—	$228,874	$—
Mortgage-backed securities:
U.S. Government agencies	1,191,960	—	1,191,960	—
Private label	7,153	—	4,815	2,338
Trust preferred securities	4,125	—	4,125	—
Corporate securities	24,147	—	24,147	—
Marketable equity securities	7,930	3,770	4,160	—
Certificates of deposit held for investment	498	—	498	—
Derivative assets	66,820	—	66,820	—
Financial Liabilities
Derivative liabilities	52,159	—	52,159	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	843	—	—	843	(141)

December 31, 2022
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$268,315	$—	$268,315	$—
Mortgage-backed securities:
U.S. Government agencies	1,202,279	—	1,202,279	—
Private label	7,231	—	4,772	2,459
Trust preferred securities	3,828	—	3,828	—
Corporate securities	23,867	—	23,867	—
Marketable equity securities	7,569	3,851	3,718	—
Certificates of deposit held for investment	747	—	747	—
Derivative assets	81,838	—	81,838	—
Financial Liabilities
Derivative liabilities	65,056	—	65,056	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	909	—	—	909	(90)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the three months ended March 31, 2023 and 2022, collateral discounts ranged from 10% to 30%. During the three months ended March 31, 2023 and 2022, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets:
Cash and cash equivalents	$302,810	$302,810	$302,810	$—	$—
Securities available-for-sale	1,456,259	1,456,259	—	1,453,921	2,338
Marketable equity securities	7,930	7,930	3,770	4,160	—
Net loans	3,871,962	3,735,004	—	—	3,735,004
Accrued interest receivable	18,395	18,395	18,395	—	—
Derivative assets	66,820	66,820	—	66,820	—

Liabilities:
Deposits	5,136,765	5,113,715	4,174,530	939,185	—
Short-term debt	293,256	293,256	—	293,256	—
Accrued interest payable	1,585	1,585	1,585	—	—
Derivative liabilities	52,159	52,159	—	52,159	—

December 31, 2022
Assets:
Cash and cash equivalents	$200,000	$200,000	$200,000	$—	$—
Securities available-for-sale	1,505,520	1,505,520	—	1,503,061	2,459
Marketable equity securities	7,569	7,569	3,851	3,718	—
Net loans	3,629,150	3,491,318	—	—	3,491,318
Accrued interest receivable	18,287	18,287	18,287	—	—
Derivative assets	81,838	81,838	—	81,838	—

Liabilities:
Deposits	4,869,866	4,867,883	3,981,766	886,117	—
Short-term debt	290,964	290,964	—	290,964	—
Accrued interest payable	953	953	953	—	—
Derivative liabilities	65,056	65,056	—	65,056	—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2022 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2022 Annual Report of the Company.  Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses and income taxes to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the March 31, 2023 estimate, the Company assumed a 2-year unemployment forecast range of 3.6% to 4.9% compared to a forecast range of 3.7% to 4.9% in the December 31, 2022 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. Based on sensitivity of the portfolio, the change had no impact on the reserve allocation.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.0 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.1 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the March 31, 2023 estimate, management maintained all qualitative factor adjustments assigned in the previous quarter with the exception of the interest rate risk factor, which was assigned a "moderate decline," or 0.01%, increase due to the rising interest rate environment. The change increased the reserve $0.4 million.

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

Acquisition and Preliminary Purchase Price Allocation

The calculation of the Company's acquisition and preliminary purchase price allocation is considered a critical accounting estimate as it involves a significant level of estimation and uncertainty, particularly in relation to the fair value and goodwill calculations. Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded.

Financial Summary

Three months ended March 31, 2023 vs. 2022

The Company's financial performance is summarized in the following table:

	Three months ended March 31,
	2023	2022

Net income available to common shareholders (in thousands)	$24,341	$21,342
Earnings per common share, basic	$1.63	$1.41
Earnings per common share, diluted	$1.63	$1.41
Dividend payout ratio	39.9%	42.5%
ROA*	1.63%	1.42%
ROE*	15.8%	12.6%
ROATCE*	19.9%	15.3%
Average equity to average assets ratio	10.3%	11.3%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended March 31, 2023 increased $15.5 million compared to the three months ended March 31, 2022 (see Net Interest Income). The Company recorded a $2.9 provision for credit losses for the three months ended March 31, 2023 compared to a $0.8 million recovery of credit losses for the three months ended March 31, 2022 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $1.2 million and non-interest expense increased $9.1 million for the three months ended March 31, 2023 from the three months ended March 31, 2022.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2022 are summarized in the following table (in millions):

	March 31,	December 31,
	2023	2022	$ Change	% Change

Cash and cash equivalents	302.8	200.0	$102.8	51.4%
Gross loans	3,894.7	3,646.3	248.4	6.8%
Goodwill and other intangible assets, net	164.1	115.7	48.4	41.8%

Total deposits	5,136.8	4,869.9	266.9	5.5%

Cash and cash equivalents increased $102.8 million (51.4%) from December 31, 2022 to $302.8 million at March 31, 2023, due to a decrease in investment balances and an increase in deposit balances.

Gross loans increased $248.4 million (6.8%) from December 31, 2022 to $3.89 billion at March 31, 2023 , primarily due to the Company’s acquisition of Citizens ($251.4 million). Excluding the acquisition, total loans decreased $6.3 million, (0.2%), from December 31, 2022 to $3.64 billion at March 31, 2023. Commercial real estate loans decreased $27.6 million during the quarter ended March 31, 2023. This decrease was partially offset by increases in consumer loans of $15.1 million (31.0%), home equity loans of $3.3 million (2.4%), and commercial and industrial loans of $2.3 million (0.6%).

Goodwill and other intangible assets, net, increased $48.4 million (41.8%) from December 31, 2022 to $164.1 million at March 31, 2023, due to the acquisition of Citizens.

Total deposits increased $266.9 million (5.5%) from December 31, 2022 to $5.14 billion at March 31, 2023 due to the Company's acquisition of Citizens ($299.2 million). Total average depository balances increased $27.1 million, or 0.6%, from the quarter ended December 31, 2022 to the quarter ended March 31, 2023. This growth was primarily attributable to deposits acquired from Citizens ($73.0 million). Exclusive of these contributions, average depository balances declined $45.9 million, or 0.9% from the quarter ended December 31, 2022. Average savings deposit balances decreased $53.2 million, average time deposit balances decreased $30.7 million, and average noninterest-bearing demand deposit balances decreased $21.5 million. These decreases were partially offset by an increase in average interest-bearing demand deposit balances of $59.5 million.

Net Interest Income

Three months ended March 31, 2023 vs. 2022

The Company’s net interest income increased from $37.9 million for the three months ended March 31, 2022 to $53.5 million for the three months ended March 31, 2023. The Company’s tax equivalent net interest income increased $15.5 million, or 40.6%, from $38.2 million for the first quarter of 2022 to $53.8 million for the first quarter of 2023. The acquisition of Citizens added $0.5 million of net interest income during the quarter ended March 31, 2023. Due to increases in the Federal Funds rate, net interest income increased by $13.2 million due to an increase in loan yields (net of loan fees and accretion) of 150 basis points and by $5.1 million due to an increase in investment yields of 132 basis points. In addition, an increase of 385 basis points in the yield on deposits in depository institutions increased net interest income by $1.5 million and an increase in average loans ($111 million) added $1.2 million to interest income These increases were partially offset by an increase in the cost of interest bearing liabilities (69 basis points) which decreased net interest income by $6.5 million. The Company’s reported net interest margin increased from 2.82% for the first quarter of 2022 to 4.05% for the first quarter of 2023.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended March 31,
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,840,828	$20,007	4.41%	$1,667,683	$15,735	3.83%
Commercial, financial, and agriculture(2)	1,795,309	26,248	5.93	1,815,549	15,532	3.47
Installment loans to individuals(2),(3)	64,057	749	4.74	44,161	607	5.57
Total loans	3,700,194	47,004	5.15	3,527,393	31,874	3.66
Securities:
Taxable	1,322,060	11,773	3.61	1,207,333	6,223	2.09
Tax-exempt(4)	204,957	1,471	2.91	232,474	1,539	2.68
Total securities	1,527,017	13,244	3.52	1,439,807	7,762	2.19
Deposits in depository institutions	160,115	1,590	4.03	540,197	238	0.18
Total interest-earning assets	5,387,326	61,838	4.66	5,507,397	39,874	2.94
Cash and due from banks	67,891			101,806
Bank premises and equipment	71,422			73,827
Goodwill and intangible assets	124,546			116,994
Other assets	327,442			217,662
Less: allowance for credit losses	(18,143)			(18,454)
Total assets	$5,960,484			$5,999,232

Liabilities
Interest-bearing demand deposits	$1,234,981	$1,741	0.57%	$1,142,278	$130	0.05%
Savings deposits	1,376,317	1,348	0.40	1,384,460	175	0.05
Time deposits(2)	902,583	2,601	1.17	1,048,185	1,216	0.47
Customer repurchase agreements	281,861	2,381	3.43	276,360	114	0.17
Total interest-bearing liabilities	3,795,742	8,071	0.86	3,851,283	1,635	0.17
Noninterest-bearing demand deposits	1,420,676			1,398,663
Other liabilities	129,411			74,084
Shareholders’ equity	614,655			675,202
Total liabilities and shareholders’ equity	$5,960,484			$5,999,232
Net interest income		$53,767			$38,239
Net yield on earning assets			4.05%			2.82%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2023	2022
	Loan fees, net (includes PPP fees)	$518	$298

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2023	2022
	Residential real estate	$76	$90
	Commercial, financial and agriculture	177	286
	Installment loans to individuals	4	19
	Time deposits	9	21
		$266	$416

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended March 31, 2023 vs. 2022
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,635	$2,637	$4,272
Commercial, financial, and agriculture	(173)	10,889	10,716
Installment loans to individuals	273	(131)	142
Total loans	1,735	13,395	15,130
Securities:
Taxable	591	4,959	5,550
Tax-exempt(1)	(182)	114	(68)
Total securities	409	5,073	5,482
Deposits in depository institutions	(169)	1,521	1,352
Total interest-earning assets	$1,975	$19,989	$21,964
Interest-bearing liabilities:
Interest-bearing demand deposits	$11	$1,600	$1,611
Savings deposits	(1)	1,174	1,173
Time deposits	(169)	1,554	1,385
Customer repurchase agreements	2	2,265	2,267
Total interest-bearing liabilities	$(157)	$6,593	$6,436
Net Interest Income	$2,132	$13,396	$15,528
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

	Three months ended March 31,
	2023	2022

Net interest income ("GAAP")	$53,459	$37,916
Taxable equivalent adjustment	308	323
Net interest income, fully taxable equivalent	$53,767	$38,239

Equity to assets ("GAAP")	10.48%	10.52%
Effect of goodwill and other intangibles, net	(2.43)	(1.77)
Tangible common equity to tangible assets	8.05%	8.75%

Return on average tangible equity ("GAAP")	19.9%	15.3%
Impact of merger related expenses	3.6%	—%
Impact of merger related provision	1.3%	—%
Return on tangible equity, excluding merger related expenses and provision	24.8%	15.3%

Return on assets ("GAAP")	1.63%	1.42%
Impact of merger related expenses	0.31%	—%
Impact of merger related provision	0.10%	—%
Return on assets, excluding merger related expenses and provision	2.04%	1.42%

Efficiency ratio	53.6%	51.7%
Impact of merger expenses	(7.9)%	—%
Efficiency ratio, net of merger expenses	45.7%	51.7%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	March 31, 2023	December 31, 2022	March 31, 2022
Commercial and industrial	$390,861	$373,890	$337,384

1-4 Family	119,017	116,192	108,424
Hotels	327,554	340,404	314,902
Multi-family	195,042	174,786	209,359
Non Residential Non-Owner Occupied	679,782	585,964	637,092
Non Residential Owner Occupied	223,096	174,961	200,180
Commercial real estate	1,544,491	1,392,307	1,469,957

Residential real estate	1,737,604	1,693,523	1,588,860
Home equity	151,341	134,317	121,460
Consumer	66,994	48,806	39,778
DDA overdrafts	3,395	3,415	2,466
Total loans	$3,894,686	$3,646,258	$3,559,905

Loan balances decreased $3.0 million from December 31, 2022 to March 31, 2023, excluding $251.4 million of loans acquired from Citizens.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $2.3 million from December 31, 2022 to March 31, 2023, excluding $14.7 million of C&I loans acquired from Citizens.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $24.3 million from December 31, 2022 to March 31, 2023, excluding $176.5 million of commercial real estate loans acquired from Citizens. At March 31, 2023, $4.7 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans decreased $3.3 million from December 31, 2022 to March 31, 2023, excluding $6.1 million of commercial 1-4 family loans acquired from Citizens. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $119.0 million at of March 31, 2023. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans decreased $12.9 million from December 31, 2022 to March 31, 2023. The Hotel portfolio is comprised of all lodging establishments and totaled $327.6 million as of March 31, 2023. Risk characteristics relate to the demand for travel.
◦Multi-family loans increased $4.5 million from December 31, 2022 to March 31, 2023, excluding $15.8 million of multi-family loans acquired from Citizens. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $195.0 million as of March 31, 2023. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $679.8 million at March 31, 2023 and decreased $13.6 million from December 31, 2022 to March 31, 2023, excluding $107.4 million nonresidential owner-occupied loans acquired from Citizens. Nonresidential owner-occupied commercial real estate totaled $223.1 million at March 31, 2023 and increased $1.0 million from December 31, 2022, excluding $47.2 million of nonresidential owner-occupied loans acquired from Citizens. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans increased $0.7 million from December 31, 2022 to March 31, 2023, excluding $43.4 million of residential real estate loans acquired from Citizens. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3, 5 and 7 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At March 31, 2023, $25.2 million of the residential real estate loans were for properties under construction.

Home equity loans increased $3.3 million during the first three months of 2023, excluding $13.7 million of home equity loans acquired from Citizens. The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $15.1 million during the first three months of 2023, excluding $3.0 million of consumer loans acquired from Citizens.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a $2.9 million provision for credit losses in the first quarter of 2023, $2.0 million of which related to loans acquired from Citizens, compared to a recovery of credit losses of $0.8 million for the comparable period in 2022.

Individual credits in excess of $1 million are selected at least annually for detailed loan reviews, which are utilized by management to assess the risk in the portfolio and the appropriateness of the allowance.

Determination of the Allowance for Credit Losses is subjective in nature and requires management to periodically reassess the validity of its assumptions. Differences between actual losses and estimated losses are assessed such that management can timely modify its evaluation model to ensure that adequate provision has been made for risk in the total loan portfolio.

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of March 31, 2023 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of March 31,		As of December 31,
	2023	2022	2022
Commercial and industrial	$4,286	$3,458	$3,568

1-4 Family	613	574	566
Hotels	2,184	2,545	2,332
Multi-family	1,027	477	380
Non Residential Non-Owner Occupied	4,924	2,281	2,019
Non Residential Owner Occupied	2,437	1,382	1,315
Commercial real estate	11,185	7,259	6,612
Residential real estate	5,484	5,039	5,427
Home equity	400	410	290
Consumer	371	86	110
DDA overdrafts	998	1,028	1,101
Allowance for Credit Losses	$22,724	$17,280	$17,108

The Allowance for Credit Losses increased from $17.1 million at December 31, 2022 to $22.7 million at March 31, 2023, due to the following factors. The Company recorded $2.8 million associated with acquired Citizens PCD loans. Further, in connection with the completion of the acquisition of Citizens during the quarter ended March 31, 2023, the Company recorded $2.0 million of provision for credit losses associated with loans acquired from Citizens. In addition, the provision for credit losses for the quarter ended March 31, 2023, included $0.9 million that was primarily related to the downgrade of two commercial loans.

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2023 vs. 2022
(in millions)

	Three months ended March 31,
	2023	2022	$ Change	% Change
Net investment securities gains (losses)	$1.2	$(0.7)	$1.9	271.4%
Non-interest income, excluding net investment securities gains (losses)	17.5	18.2	(0.6)	(3.4)%
Non-interest expense, less merger-related expenses	33.0	29.5	3.5	11.9%

Non-Interest Income: Non-interest income was $18.7 million during the quarter ended March 31, 2023, as compared to $17.5 million during the quarter ended March 31, 2022. During the first quarter of 2023, the Company reported $0.8 million of realized gains from the sale of investment securities and $0.4 million of unrealized fair value gains on the Company’s equity securities compared to $0.7 million of unrealized fair value losses on the Company’s equity securities during the first quarter of 2022. The gain from the sale of securities in the first quarter of 2023 was primarily due to the sale of Citizens investment portfolio of approximately $41 million shortly after the acquisition date. These securities were marked to market in accordance with purchase accounting rules and due to a change in market conditions and an opportunity to increase the yield on the portfolio, the Company elected to liquidate those securities. The proceeds also enabled the Company an opportunity to enhance its liquidity position.

Exclusive of these items, non-interest income decreased $0.6 million, or 3.4%, from $18.2 million for the first quarter of 2022 to $17.5 million for the first quarter of 2023. This decrease was largely attributable to a decrease of $1.2 million in bank owned life insurance due to a decrease in death benefit proceeds and a decrease of $0.2 million, or 2.4%, in service charges. These decreases were partially offset by an increase in other income of $0.5 million. Citizens’ contribution to noninterest income for the quarter ended March 31, 2023, was less than $0.1 million.

Non-Interest Expense: Non-interest expenses increased $9.1 million, or 30.8%, from $29.5 million in the first quarter of 2022 to $38.6 million in the first quarter of 2023. During the quarter ended March 31, 2023, the Company recognized $5.6 million of acquisition and integration expenses associated with the completed acquisition of Citizens. Excluding these expenses, non-interest expenses increased $3.5 million from $29.5 million in the quarter ended March 31, 2022 to $33.0 million in the quarter ended March 31, 2023. This increase was largely due to an increase in salaries and employee benefits of $2.1 million due to higher salary adjustments, increased incentive compensation, and increased health insurance cost. In addition, other expenses increased $1.3 million and equipment and software-related expenses increased $0.3 million. The acquisition of Citizens increased noninterest expenses by approximately $0.2 million during the quarter ended March 31, 2023.

Income Tax Expense: The Company's effective income tax rate for the three months ended March 31, 2023 and March 31, 2022 was 20.5%, and 19.7%, respectively.

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

The Company’s ALCO has been delegated the responsibility of managing the Company’s interest-sensitive balance sheet accounts to maximize earnings while managing interest rate risk. ALCO, comprised of various members of executive and senior management, is also responsible for establishing policies to monitor and limit the Company’s exposure to interest rate risk and to manage the Company’s liquidity position. ALCO satisfies its responsibilities through at least quarterly meetings during which product pricing issues, liquidity measures, and interest sensitivity positions are monitored.

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

The Company’s policy objective is to avoid negative fluctuations in net income or the economic value of equity of more than 15% within a 12-month period, assuming an immediate parallel increase or decrease of 100 to 300 basis points. The Company measures the long-term risk associated with sustained increases and decreases in rates through analysis of the impact to changes in rates on the economic value of equity.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
March 31, 2023
+300	8.00%	-0.1%
+200	7.00	—
+100	6.00	+0.6
-100	4.00	-7.4
-200	3.00	-16.6
-300	2.00	-25.3

December 31, 2022
+300	7.50%	-4.5%
+200	6.50	-2.6
+100	5.50	-1.2
-100	3.50	-5.5
-200	2.50	-14.4
-300	1.50	-19.3
These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during the remainder of 2023 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behaves relative to an increase in rates compared to what would otherwise occur if rates remain stable.

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2023, City National could pay dividends up to $68.2 million plus net profits for the remainder of 2023, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $39.7 million on an annualized basis over the next 12 months based on common shares outstanding at March 31, 2023.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.3 million of additional cash over the next 12 months. As of March 31, 2023, City Holding reported a cash balance of $50.1 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

As illustrated in the consolidated statements of cash flows, the Company generated $39.9 million of cash from operating activities during the first three months of 2023, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $129.4 million of cash in investing activities during the first three months of 2023, primarily due to proceeds from sales of securities available-for-sale of $84.9 million, proceeds from maturities and calls of $26.8 million, the acquisition of Citizens of $14.0 million, and a decrease in loans of $6.1 million. The Company used $66.4 million of cash in financing activities during the first three months of 2023, principally as a result of a decrease in interest-bearing deposits of $41.6 million, purchases of treasury stock of $20.1 million, dividends paid to the Company's common stockholders of $9.6 million and a decrease in short-term borrowings of $4.2 million. These decreases were partially offset by an increase in non-interest-bearing deposits of $9.3 million.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Reserve Bank and the FHLB. As of March 31, 2023, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the Federal Reserve Bank and the FHLB that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2023, City National has no outstanding borrowings from these facilities, but had the capacity to borrow an additional $1.6 billion from these existing borrowing facilities. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source. Approximately $0.8 billion of City National’s investment securities were unpledged at March 31, 2023. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 62.3% as of March 31, 2023 and deposit balances fund 82.7% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.5 billion at March 31, 2023, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $293.3 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 67.2% of the Company’s total assets. As interest rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher yielding deposit products, such as money market accounts or time deposits.

As the following table reflects, less than 15% (estimated) of the Company's deposits were uninsured (either with balances below $250,000 or collateralized by investment securities) as of March 31, 2023.

Estimated Uninsured Deposits by Deposit Type

	March 31, 2023	December 31, 2022
Noninterest-Bearing Demand Deposits	19%	20%

Interest-Bearing Deposits
Demand Deposits	8%	10%
Savings Deposits	11%	14%
Time Deposits	14%	13%
Total Deposits	13%	14%
The amounts listed above represent management's best estimate as of the respective period shown.

Capital Resources

Shareholders' equity increased $73.2 million for the three months ended March 31, 2023, primarily due to the common stock issued in connection with acquisition of Citizens of $62.1 million, net income of $24.3 million, and other comprehensive income of $15.1 million. These increases were partially offset by the repurchase of 218,249 common shares at a weighted average price of $92.10 per share ($20.1 million) as part of a one million share repurchase plan authorized by the Board of Directors in May 2022, and cash dividends declared of $9.5 million.

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

March 31, 2023	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$606,675	15.6%	$271,530	7.0%	$252,135	6.5%
City National Bank	544,047	14.1%	270,431	7.0%	251,115	6.5%
Tier I Capital
City Holding Company	606,675	15.6%	329,714	8.5%	310,320	8.0%
City National Bank	544,047	14.1%	328,381	8.5%	309,064	8.0%
Total Capital
City Holding Company	627,718	16.2%	407,294	10.5%	387,899	10.0%
City National Bank	565,089	14.6%	405,647	10.5%	386,331	10.0%
Tier I Leverage Ratio
City Holding Company	606,675	10.2%	237,967	4.0%	297,458	5.0%
City National Bank	544,047	9.2%	237,035	4.0%	296,293	5.0%

December 31, 2022	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$598,068	16.2%	$257,965	7.0%	$239,538	6.5%
City National Bank	508,586	13.9%	256,520	7.0%	238,197	6.5%
Tier I Capital
City Holding Company	598,068	16.2%	313,243	8.5%	294,817	8.0%
City National Bank	508,586	13.9%	311,488	8.5%	293,166	8.0%
Total Capital
City Holding Company	612,654	16.6%	386,947	10.5%	368,521	10.0%
City National Bank	523,172	14.3%	384,780	10.5%	366,457	10.0%
Tier I Leverage Ratio
City Holding Company	598,068	10.0%	238,954	4.0%	298,692	5.0%
City National Bank	508,586	8.6%	237,973	4.0%	297,466	5.0%

As of March 31, 2023, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2023, management believes that City Holding and City National have met all capital adequacy requirements.

Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off–balance–sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk–based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules. The Company and its subsidiary bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Readers should carefully consider the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 as well as the following additional risk factor.

Risks Related to Recent Events Impacting the Financial Services Industry

Recent events impacting the financial services industry, including the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, have decreased confidence in banks among consumer and commercial depositors, other counterparties and investors, as well as caused significant disruption, volatility and reduced valuations of equity and other securities of banks and bank holding companies in the capital markets. These events are occurring during a period of continued interest rate increases by the Federal Reserve which, among other things, have resulted in unrealized losses in longer-duration securities held by banks, increased competition for bank deposits and the possibility of an increase in the risk of a potential recession. These recent events have, and could continue to, adversely impact the market price and volatility of the Company's common stock.

These recent events may also result in potentially adverse changes to laws and/or regulations governing banks and bank holding companies or result in the imposition of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on the Company's business. Inability to access short-term funding or loss of client deposits could increase the cost of funding, limit access to capital markets or negatively impact the Company's overall liquidity, capitalization, and overall economic outcomes. The Company may be impacted by concerns by depositors, investors and other counterparties regarding the soundness or creditworthiness of other financial institutions, which could cause substantial and cascading disruption within the financial markets and increase Company expenses. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On May 25, 2022, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in March 2021. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended March 31, 2023:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
January 1 - January 31, 2023	48,600	92.58	1,058,036	768,294
March 1 - March 31, 2023*	169,649	91.97	1,227,685	598,645

*There were no common stock repurchases in February 2023.

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

Date: May 5, 2023