Form 10-Q
period 2023-09-30
CITY HOLDING CO
filed 2023-11-03
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 14,831,817 shares of common stock as of November 1, 2023.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (3) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (4) changes in the interest rate environment; (5) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (6) changes in technology and increased competition, including competition from non-bank financial institutions; (7) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (8) difficulty growing loan and deposit balances; (9) our ability to effectively execute our business plan, including with respect to future acquisitions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries, including changes in deposit insurance premium levels; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (12) regulatory enforcement actions and adverse legal actions; (13) difficulty attracting and retaining key employees; and (14) other economic, competitive, technological, operational, governmental, regulatory, geopolitical, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands)

	(Unaudited)
	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$62,085	$68,333
Interest-bearing deposits in depository institutions	48,631	131,667
Cash and Cash Equivalents	110,716	200,000

Investment securities available for sale, at fair value (amortized cost $1,572,696 and $1,673,864, net of allowance for credit losses of $0 at September 30, 2023 and December 31, 2022, respectively)	1,358,219	1,505,520
Other securities	29,022	23,807
Total Investment Securities	1,387,241	1,529,327

Gross loans	4,007,482	3,646,258
Allowance for credit losses	(23,128)	(17,108)
Net Loans	3,984,354	3,629,150

Bank owned life insurance	117,979	120,674
Premises and equipment, net	72,682	70,786
Accrued interest receivable	19,223	18,287
Deferred tax assets, net	58,811	44,884
Goodwill and other intangible assets, net	163,461	115,735
Other assets	161,659	149,263
Total Assets	$6,076,126	$5,878,106

Liabilities
Deposits:
Noninterest-bearing	$1,333,474	$1,351,415
Interest-bearing:
Demand deposits	1,319,783	1,233,482
Savings deposits	1,282,642	1,396,869
Time deposits	1,009,235	888,100
Total Deposits	4,945,134	4,869,866

Customer repurchase agreements	278,671	290,964
FHLB long-term advances	100,000	—
Other liabilities	142,187	139,424
Total Liabilities	5,465,992	5,300,254

Commitments and contingencies - see Note I

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at September 30, 2023 and December 31, 2022, less 4,146,125 and 4,259,399 shares in treasury, respectively	47,619	47,619
Capital surplus	177,113	170,980
Retained earnings	763,425	706,696
Cost of common stock in treasury	(211,430)	(215,955)
Accumulated other comprehensive (loss) income:
Unrealized (loss) on securities available-for-sale	(163,171)	(128,066)
Underfunded pension liability	(3,422)	(3,422)
Total Accumulated Other Comprehensive (Loss)	(166,593)	(131,488)
Total Shareholders’ Equity	610,134	577,852
Total Liabilities and Shareholders’ Equity	$6,076,126	$5,878,106

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Interest and fees on loans	$55,582	$38,493	$154,939	$103,575
Interest and dividends on investment securities:
Taxable	12,432	9,556	35,999	23,327
Tax-exempt	910	1,228	3,022	3,650
Interest on deposits in depository institutions	1,265	1,530	5,440	2,549
Total Interest Income	70,189	50,807	199,400	133,101

Interest Expense
Interest on deposits	10,551	1,585	24,808	4,433
Interest on customer repurchase agreements	2,990	440	8,334	677
Interest on FHLB long-term advances	1,034	—	1,683	—
Total Interest Expense	14,575	2,025	34,825	5,110
Net Interest Income	55,614	48,782	164,575	127,991
Provision for (recovery of) credit losses	200	730	3,543	(26)
Net Interest Income After Provision for (Recovery of) Credit Losses	55,414	48,052	161,032	128,017

Non-Interest Income
(Losses) gains on sale of investment securities, net	(730)	—	43	—
Unrealized gains (losses) recognized on equity securities still held, net	—	1	67	(1,322)
Service charges	7,124	7,487	20,593	21,281
Bankcard revenue	7,058	7,052	20,851	20,558
Trust and investment management fee income	2,409	2,158	7,000	6,455
Bank owned life insurance	807	754	4,819	3,746
Other income	742	792	3,020	2,825
Total Non-Interest Income	17,410	18,244	56,393	53,543

Non-Interest Expense
Salaries and employee benefits	18,289	17,398	54,391	49,386
Occupancy related expense	2,950	2,664	8,401	7,993
Equipment and software related expense	2,830	2,949	8,805	8,452
FDIC insurance expense	919	416	2,054	1,259
Advertising	790	854	2,524	2,603
Bankcard expenses	2,188	1,405	5,433	4,676
Postage, delivery, and statement mailings	668	578	1,911	1,765
Office supplies	457	466	1,468	1,303
Legal and professional fees	529	532	1,557	1,584
Telecommunications	568	651	1,797	1,988
Repossessed asset losses (gains), net of expenses	40	(3)	78	4
Merger related expenses	2	—	5,647	—
Other expenses	4,798	3,591	14,346	10,701
Total Non-Interest Expense	35,028	31,501	108,412	91,714
Income Before Income Taxes	37,796	34,795	109,013	89,846

Income tax expense	7,957	7,421	22,100	18,438
Net Income Available to Common Shareholders	$29,839	$27,374	$86,913	$71,408

Average shares outstanding, basic	14,922	14,776	14,906	14,878
Effect of dilutive securities	23	24	22	23
Average shares outstanding, diluted	14,945	14,800	14,928	14,901

Basic earnings per common share	$1.98	$1.84	$5.78	$4.75
Diluted earnings per common share	$1.98	$1.83	$5.77	$4.75

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income available to common shareholders	$29,839	$27,374	$86,913	$71,408

Available-for-Sale Securities
Unrealized (losses) on available-for-sale securities arising during the period	(48,273)	(81,133)	(46,132)	(210,741)
Reclassification adjustment for losses (gains)	730	—	(43)	—
Other comprehensive (loss) income before income taxes	(47,543)	(81,133)	(46,175)	(210,741)
Tax effect	11,398	19,634	11,070	50,999
Other comprehensive (loss) income, net of tax	(36,145)	(61,499)	(35,105)	(159,742)

Comprehensive Income (Loss), Net of Tax	$(6,306)	$(34,125)	$51,808	$(88,334)

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended September 30, 2023 and 2022
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at June 30, 2022	$47,619	$169,557	$667,933	$(209,133)	$(83,983)	$591,993
Net income	—	—	27,374	—	—	27,374
Other comprehensive loss, net of tax	—	—	—	—	(61,499)	(61,499)
Cash dividends declared ($0.65 per share)	—	—	(9,650)	—	—	(9,650)
Stock-based compensation expense	—	754	—	—	—	754
Restricted awards granted	—	(163)	—	163	—	—
Exercise of 556 stock options	—	(10)	—	46	—	36
Purchase of 8,971 treasury shares	—	—	—	(720)	—	(720)
Balance at September 30, 2022	$47,619	$170,138	$685,657	$(209,644)	$(145,482)	$548,288

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at June 30, 2023	$47,619	$176,746	$744,248	$(201,973)	$(130,448)	$636,192
Net income	—	—	29,839	—	—	29,839
Other comprehensive loss, net of tax	—	—	—	—	(36,145)	(36,145)
Cash dividends declared ($0.72 per share)	—	—	(10,662)	—	—	(10,662)
Stock-based compensation expense	—	681	—	—	—	681
Restricted awards granted	—	(314)	—	314	—	—
Purchase of 109,382 treasury shares	—	—	—	(9,771)	—	(9,771)
Balance at September 30, 2023	$47,619	$177,113	$763,425	$(211,430)	$(166,593)	$610,134

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2023 and 2022
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2021	$47,619	$170,942	$641,826	$(193,542)	$14,260	$681,105
Net income	—	—	71,408	—	—	71,408
Other comprehensive loss, net of tax	—	—	—	—	(159,742)	(159,742)
Cash dividends declared ($1.85 per share)	—	—	(27,577)	—	—	(27,577)
Stock-based compensation expense	—	2,412	—	—	—	2,412
Restricted awards granted	—	(2,821)	—	2,821	—	—
Exercise of 13,634 stock options	—	(395)	—	1,092	—	697
Purchase of 255,421 treasury shares	—	—	—	(20,015)	—	(20,015)
Balance at September 30, 2022	$47,619	$170,138	$685,657	$(209,644)	$(145,482)	$548,288

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$47,619	$170,980	$706,696	$(215,955)	$(131,488)	$577,852
Adoption of ASU No. 2022-02	—	—	175	—	—	175
Balances at January 1, 2023	47,619	170,980	706,871	(215,955)	(131,488)	578,027
Net income	—	—	86,913	—	—	86,913
Other comprehensive loss, net of tax	—	—	—	—	(35,105)	(35,105)
Cash dividends declared ($2.02 per share)	—	—	(30,359)	—	—	(30,359)
Stock-based compensation expense	—	2,407	—	—	—	2,407
Restricted awards granted	—	(3,848)	—	3,848	—	—
Purchase of 596,969 treasury shares	—	—	—	(53,827)	—	(53,827)
Acquisition of Citizens Commerce Bancshares, Inc.	—	7,574	—	54,504	—	62,078
Balance at September 30, 2023	$47,619	$177,113	$763,425	$(211,430)	$(166,593)	$610,134

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2023	2022
Net income	$86,913	$71,408
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	6,496	8,607
Provision for (recovery of) credit losses	3,543	(26)
Depreciation of premises and equipment	3,452	4,033
Deferred income tax (benefit) expense	(1,491)	1,181
Net periodic employee benefit cost	39	192
Unrealized and realized investment securities (gains) losses, net	(110)	1,322
Stock-compensation expense	2,407	2,412
Excess tax expense (benefit) from stock-compensation	203	189
Increase in value of bank-owned life insurance	(4,819)	(3,746)
Loans held for sale
Loans originated for sale	(9,591)	(29,139)
Proceeds from the sale of loans originated for sale	9,713	29,422
Gain on sale of loans	(122)	(283)
Change in accrued interest receivable	(69)	(1,629)
Change in other assets	12,068	(11,312)
Change in other liabilities	(4,588)	9,136
Net Cash Provided by Operating Activities	104,044	81,767

Net decrease (increase) in loans	(107,988)	(85,289)
Securities available-for-sale
Purchases	(56,734)	(488,401)
Proceeds from sales of securities available-for-sale	103,249	—
Proceeds from maturities and calls	93,927	177,875
Other investments
Purchases	(5,970)	(280)
Proceeds from sales	77	116
Proceeds from maturities and calls	747	—
Purchases of premises and equipment	(2,392)	(1,677)
Proceeds from the disposals of premises and equipment	283	189
Proceeds from bank-owned life insurance policies	207	3,623
Payments for low income housing tax credits	(6,577)	(2,144)
Acquisition of Citizens Commerce Bancshares, Inc.	14,013	—
Net Cash Provided by (Used in) Investing Activities	32,842	(395,988)

Net (decrease) increase in non-interest-bearing deposits	(78,236)	56,156
Net (decrease) increase in interest-bearing deposits	(145,344)	(23,625)
Net (decrease) increase in short-term borrowings	(18,793)	(7,651)
Proceeds from long-term debt	100,000	—
Purchases of treasury stock	(53,827)	(20,015)
Proceeds from exercise of stock options	—	697
Lease payments	(609)	(572)
Dividends paid	(29,361)	(27,047)
Net Cash (Used in) Provided by Financing Activities	(226,170)	(22,057)
Decrease in Cash and Cash Equivalents	(89,284)	(336,278)
Cash and cash equivalents at beginning of period	200,000	634,631
Cash and Cash Equivalents at End of Period	$110,716	$298,353

Supplemental Cash Flow Information:
Cash paid for interest	$32,525	$5,299
Cash paid for income taxes	26,162	17,834
Acquisition
Identifiable assets acquired (net of purchase consideration)	$319,738	$—
Liabilities assumed	307,113	—
Goodwill	41,175	—
Core deposit intangible	8,278	—
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2023. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X, and with Industry Guide 3, Statistical Disclosure by Bank Holding Companies. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

In July 2023, the FASB issued ASU No. 2023- 03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023- 03 amends various SEC paragraphs within the Codification to conform to past SEC staff announcements and guidance issued by the SEC, including Staff Accounting Bulletin No. 120. These updates were immediately effective and did not have a material impact on our financial statements.

Pending Adoption

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The FASB issued this ASU to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this ASU also require the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s); and (3) the circumstances that could cause a lapse in the restriction(s). This ASU will become effective for the Company on January 1, 2024. The adoption of ASU No. 2022-03 is not expected to have a material impact to our consolidated financial statements.

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

The following table summarizes the consideration paid for Citizens and the amounts of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Common stock	$61,570
Stock option buyout	495
Cash	13
62,078

Identifiable assets:
Cash and cash equivalents	14,013
Investment securities	41,008
FHLB stock	620
Loans	251,406
Fixed assets	3,237
Bank owned life insurance	2,966
Deferred tax assets, net	1,481
Other assets	5,007
Total identifiable assets	319,738

Identifiable liabilities:
Deposits	299,251
Short-term borrowings	6,500
Other liabilities	1,362
Total identifiable liabilities	307,113

Net identifiable assets (liabilities)	12,625
Goodwill	41,175
Core deposit intangible	8,278
$62,078
319,738

Investment Securities

The gain on the sale of investment securities recognized in the first nine months of 2023 was primarily due to the sale of Citizens investment portfolio of approximately $41 million shortly after the acquisition date.

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

In connection with the completion of the acquisition of Citizens during the nine months ended September 30, 2023, the Company recorded $2.0 million of credit loss expense associated with loans acquired from Citizens in its total provision for credit losses.

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

Goodwill

Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. Among the items that are still preliminary at September 30, 2023 is the finalization of the final tax return, which management anticipates completing during 2023. Given the form of the transaction, the $41.2 million goodwill preliminarily recorded in conjunction with the Citizens acquisition is not expected to be deductible for tax purposes. The following table summarizes adjustments to goodwill subsequent to December 31, 2022 (in thousands):

Goodwill
Balance at December 31, 2022	$108,941
Adjustment to goodwill acquired in conjunction with the acquisition of Citizens	41,175
Balance at September 30, 2023	$150,116

Merger Related Costs

During the nine months ended September 30, 2023, the Company incurred $5.6 million of merger-related costs in connection with the acquisition of Citizens, primarily for professional fees ($1.6 million), severance ($1.4 million), and data processing costs ($1.3 million).

Note D -     Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$230,270	$3	$29,825	$200,448	$292,293	$346	$24,324	$268,315
Mortgage-backed securities:
U.S. government agencies	1,302,747	3	181,147	1,121,603	1,342,666	299	140,686	1,202,279
Private label	7,035	—	490	6,545	7,695	—	464	7,231
Trust preferred securities	4,597	—	290	4,307	4,590	—	762	3,828
Corporate securities	28,047	—	2,731	25,316	26,620	—	2,753	23,867
Total Securities Available-for-Sale	$1,572,696	$6	$214,483	$1,358,219	$1,673,864	$645	$168,989	$1,505,520

The Company's other investment securities include marketable equity securities and non-marketable equity securities held for investment. At September 30, 2023 and December 31, 2022, the Company held $7.6 million in marketable equity securities. Changes in the fair value of the marketable equity securities are recorded in "unrealized gains (losses) recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At September 30, 2023 and December 31, 2022, the Company held $21.4 million and $15.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. The Company held no certificates of deposits for investment at September 30, 2023 and $0.7 million at December 31, 2022.

The Company's mortgage-backed U.S. government agency securities consist of both residential and commercial securities, all of which are guaranteed by Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), or Ginnie Mae ("GNMA"). At September 30, 2023 and December 31, 2022 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2023 and December 31, 2022.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$25,076	$1,132	$171,897	$28,693	$196,973	$29,825
Mortgage-backed securities:
U.S. Government agencies	46,028	15,895	795,988	165,252	842,016	181,147
Private label	—	—	6,446	490	6,446	490
Trust preferred securities	—	—	4,307	290	4,307	290
Corporate securities	1,520	48	23,796	2,683	25,316	2,731
Total available-for-sale	$72,624	$17,075	$1,002,434	$197,408	$1,075,058	$214,483

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$203,173	$21,929	$13,359	$2,395	$216,532	$24,324
Mortgage-backed securities:
U.S. Government agencies	533,611	50,268	376,778	90,418	910,389	140,686
Private label	7,126	464	—	—	7,126	464
Trust preferred securities	—	—	3,828	762	3,828	762
Corporate securities	22,972	2,648	895	105	23,867	2,753
Total available-for-sale	$766,882	$75,309	$394,860	$93,680	$1,161,742	$168,989

As of September 30, 2023, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of September 30, 2023, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the three months ended September 30, 2023 and 2022, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at September 30, 2023, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$2,783	$2,686
Due after one year through five years	71,423	66,477
Due after five years through ten years	480,331	429,944
Due after ten years	1,018,159	859,112
Total	$1,572,696	$1,358,219

Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Proceeds on sales of available for sale securities	$17,690	$—	$103,249	$—

Gross realized gains on securities sold	$—	$—	$975	$—
Gross realized losses on securities sold	(730)	—	(932)	—
Net investment security gains	$(730)	$—	$43	$—

Gross unrealized gains recognized on equity securities still held	$929	$105	$679	$119
Gross unrealized losses recognized on equity securities still held	(929)	(104)	(612)	(1,441)
Net unrealized gains recognized on equity securities still held	$—	$1	$67	$(1,322)

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $717 million and $886 million at September 30, 2023 and December 31, 2022, respectively.

Note E -        Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2023	December 31, 2022
Commercial and industrial	$424,647	$373,890

1-4 Family	135,226	116,192
Hotels	321,236	340,404
Multi-family	192,329	174,786
Non Residential Non-Owner Occupied	713,353	585,964
Non Residential Owner Occupied	222,544	174,961
Commercial real estate	1,584,688	1,392,307

Residential real estate	1,768,358	1,693,523
Home equity	159,630	134,317
Consumer	65,586	48,806
Demand deposit account (DDA) overdrafts	4,573	3,415
Gross loans	4,007,482	3,646,258
Allowance for credit losses	(23,128)	(17,108)
Net loans	$3,984,354	$3,629,150

Construction loans included in:
Commercial real estate	$2,533	$4,130
Residential real estate	20,056	21,122

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

Note F -      Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the nine months ended September 30, 2023 and 2022 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Impact of Adopting ASU 2022-02	PCD Loan Reserves	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Nine months ended September 30, 2023
Commercial and industrial	$3,568	12	—	(69)	$766	$371	$4,648

1-4 Family	566	(1)	—	(335)	42	390	662
Hotels	2,332	—	—	(40)	—	(72)	2,220
Multi-family	380	—	500	—	—	135	1,015
Non Residential Non-Owner Occupied	2,019	—	1,536	—	162	1,081	4,798
Non Residential Owner Occupied	1,315	—	775	—	56	318	2,464
Commercial real estate	6,612	(1)	2,811	(375)	260	1,852	11,159

Residential real estate	5,427	(138)	—	(141)	43	200	5,391
Home equity	290	(46)	—	(379)	34	533	432
Consumer	110	(2)	—	(181)	78	320	325
DDA overdrafts	1,101	—	—	(1,229)	1,034	267	1,173
	$17,108	$(175)	$2,811	$(2,374)	$2,215	$3,543	$23,128

Nine months ended September 30, 2022
Commercial and industrial	$3,480	—	—	(445)	$240	$137	$3,412

1-4 Family	598	—	—	(24)	40	(66)	548
Hotels	2,426	—	—	—	—	111	2,537
Multi-family	483	—	—	—	—	(59)	424
Non Residential Non-Owner Occupied	2,319	—	—	—	47	(236)	2,130
Non Residential Owner Occupied	1,485	—	—	—	—	(113)	1,372
Commercial real estate	7,311	—	—	(24)	87	(363)	7,011

Residential real estate	5,716	—	—	(199)	50	(513)	5,054
Home equity	517	—	—	(90)	22	(101)	348
Consumer	106	—	—	(48)	76	(37)	97
DDA Overdrafts	1,036	—	—	(1,951)	1,153	851	1,089
	$18,166	$—	$—	$(2,757)	$1,628	$(26)	$17,011

	Beginning Balance	Impact of Adopting ASU 2022-02	PCD Loan Reserves	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Three months ended September 30, 2023
Commercial and industrial	$4,330	—	—	—	$597	$(279)	$4,648

1-4 Family	598	—	—	(255)	12	307	662
Hotels	2,133	—	—	—	—	87	2,220
Multi-family	1,009	—	—	—	—	6	1,015
Non Residential Non-Owner Occupied	4,786	—	—	—	6	6	4,798
Non Residential Owner Occupied	2,378	—	—	—	56	30	2,464
Commercial real estate	10,904	—	—	(255)	74	436	11,159

Residential real estate	5,573	—	—	(89)	28	(121)	5,391
Home equity	408	—	—	(112)	18	118	432
Consumer	334	—	—	(10)	27	(26)	325
DDA overdrafts	1,202	—	—	(422)	321	72	1,173
	$22,751	$—	$—	$(888)	$1,065	$200	$23,128

Three months ended September 30, 2022
Commercial and industrial	$3,519	—	—	(411)	$149	$155	$3,412

1-4 Family	574	—	—	—	6	(32)	548
Hotels	2,508	—	—	—	—	29	2,537
Multi-family	460	—	—	—	—	(36)	424
Non Residential Non-Owner Occupied	2,096	—	—	—	3	31	2,130
Non Residential Owner Occupied	1,395	—	—	—	—	(23)	1,372
Commercial real estate	7,033	—	—	—	9	(31)	7,011

Residential real estate	4,994	—	—	(93)	1	152	5,054
Home equity	338	—	—	(71)	2	79	348
Consumer	78	—	—	(16)	29	6	97
DDA Overdrafts	1,053	—	—	(716)	383	369	1,089
	$17,015	$—	$—	$(1,307)	$573	$730	$17,011

During the nine months ended September 30, 2023, the Company recorded $2.8 million of allowance for credit losses due to acquired Citizens PCD loans. Further, in connection with the completion of the acquisition of Citizens during the nine months ended September 30, 2023, the Company recorded $2.0 million of provision for credit losses associated with loans acquired from Citizens. In addition, the provision for credit losses for the nine months ended September 30, 2023 included $1.3 million that was primarily related to the downgrade of two commercial loans.

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of September 30, 2023 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$—	$716	$—

1-4 Family	—	521	—
Hotels	—	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	642	—
Non Residential Owner Occupied	—	192	—
Commercial Real Estate	—	1,355	—

Residential Real Estate	—	2,839	264
Home Equity	—	75	—
Consumer	—	1	5
Total	$—	$4,986	$269

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

The Company recognized no interest income on non-accrual loans during each of the three and nine months ended September 30, 2023 and 2022.

There were no individually evaluated impaired collateral-dependent loans as of September 30, 2023 or December 31, 2022. Changes in the fair value of the collateral for collateral-dependent loans are reported as a provision for credit loss or a recovery of credit loss in the period of change.

There were no significant commitments to provide additional funds on non-accrual or individually evaluated loans at September 30, 2023.

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

The following tables present the aging of the amortized cost basis in past-due loans as of September 30, 2023 and December 31, 2022 by class of loan (in thousands):

	September 30, 2023
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$568	$—	$—	$568	$423,363	$716	$424,647

1-4 Family	56	—	—	56	134,649	521	135,226
Hotels	—	—	—	—	321,236	—	321,236
Multi-family	—	—	—	—	192,329	—	192,329
Non Residential Non-Owner Occupied	75	—	—	75	712,636	642	713,353
Non Residential Owner Occupied	1,347	—	—	1,347	221,005	192	222,544
Commercial real estate	1,478	—	—	1,478	1,581,855	1,355	1,584,688

Residential real estate	5,189	794	264	6,247	1,759,272	2,839	1,768,358
Home Equity	1,091	187	—	1,278	158,277	75	159,630
Consumer	79	—	5	84	65,501	1	65,586
Overdrafts	394	4	—	398	4,175	—	4,573
Total	$8,799	$985	$269	$10,053	$3,992,443	$4,986	$4,007,482

	December 31, 2022
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$201	$33	$—	$234	$372,641	$1,015	$373,890

1-4 Family	17	—	—	17	115,238	937	116,192
Hotels	—	—	—	—	340,289	115	340,404
Multi-family	—	—	—	—	174,786	—	174,786
Non Residential Non-Owner Occupied	—	—	—	—	585,148	816	585,964
Non Residential Owner Occupied	505	188	—	693	173,970	298	174,961
Commercial real estate	522	188	—	710	1,389,431	2,166	1,392,307

Residential real estate	6,843	84	164	7,091	1,684,463	1,969	1,693,523
Home Equity	622	28	—	650	133,612	55	134,317
Consumer	52	25	23	100	48,706	—	48,806
Overdrafts	386	5	—	391	3,024	—	3,415
Total	$8,626	$363	$187	$9,176	$3,631,877	$5,205	$3,646,258

Loan Restructurings

The Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2023, which eliminates the recognition and measurement of troubled debt restructurings ("TDRs"). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows. During the three and nine months ended September 30, 2023, the Company had no loan modifications that were considered restructured loans.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at September 30, 2023 and December 31, 2022 is as follows (in thousands), with the loans acquired from Citizens categorized by their origination date:

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$50,307	$52,028	$86,967	$54,217	$23,017	$18,712	$103,994	$389,242
Special mention	—	34	—	2,650	—	—	25	2,709
Substandard	433	2,859	856	830	954	1,614	25,150	32,696
Total	$50,740	$54,921	$87,823	$57,697	$23,971	$20,326	$129,169	$424,647
YTD Gross Charge-offs	$—	$—	$33	$—	$—	$—	$36	$69

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial and industrial
Pass	$51,268	$91,097	$60,251	$26,356	$19,497	$6,917	$109,645	$365,031
Special mention	—	—	392	9	—	19	3,245	3,665
Substandard	955	203	1,025	1,175	224	1,533	79	5,194
Total	$52,223	$91,300	$61,668	$27,540	$19,721	$8,469	$112,969	$373,890

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$25,435	$34,818	$18,378	$11,638	$7,915	$23,900	$10,432	$132,516
Special mention	—	220	56	110	—	763	—	1,149
Substandard	—	79	—	254	43	1,185	—	1,561
Total	$25,435	$35,117	$18,434	$12,002	$7,958	$25,848	$10,432	$135,226
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$335	$—	$335

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$31,331	$21,640	$12,565	$8,609	$4,826	$22,949	$11,107	$113,027
Special mention	228	—	115	—	—	836	—	1,179
Substandard	83	—	264	56	—	1,583	—	1,986
Total	$31,642	$21,640	$12,944	$8,665	$4,826	$25,368	$11,107	$116,192

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$8,475	$83,106	$34,130	$3,447	$58,900	$102,778	$307	$291,143
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	4,047	23,764	2,282	—	30,093
Total	$8,475	$83,106	$34,130	$7,494	$82,664	$105,060	$307	$321,236
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$40	$—	$40

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$85,590	$35,849	$12,275	$60,429	$14,921	$90,686	$323	$300,073
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	3,593	24,229	—	12,509	—	40,331
Total	$85,590	$35,849	$15,868	$84,658	$14,921	$103,195	$323	$340,404

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$5,475	$21,133	$28,357	$64,657	$39,475	$32,128	$1,104	$192,329
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$5,475	$21,133	$28,357	$64,657	$39,475	$32,128	$1,104	$192,329
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$13,761	$21,312	$65,542	$37,698	$2,189	$33,560	$724	$174,786
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$13,761	$21,312	$65,542	$37,698	$2,189	$33,560	$724	$174,786

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$91,355	$144,136	$115,332	$70,346	$69,655	$180,325	$8,308	$679,457
Special mention	—	—	102	1,804	168	24,919	240	27,233
Substandard	—	—	574	2,423	1,393	2,273	—	6,663
Total	$91,355	$144,136	$116,008	$74,573	$71,216	$207,517	$8,548	$713,353
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$110,501	$108,290	$89,943	$68,027	$87,413	$113,287	$2,781	$580,242
Special mention	—	110	170	176	—	—	—	456
Substandard	—	601	—	1,330	2,089	1,244	2	5,266
Total	$110,501	$109,001	$90,113	$69,533	$89,502	$114,531	$2,783	$585,964

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$24,711	$31,142	$43,634	$17,109	$23,094	$56,245	$3,568	$199,503
Special mention	—	—	—	—	2,056	446	—	2,502
Substandard	4,053	917	3,067	1,222	129	10,787	364	20,539
Total	$28,764	$32,059	$46,701	$18,331	$25,279	$67,478	$3,932	$222,544
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$21,782	$36,186	$17,216	$22,274	$17,622	$39,861	$3,238	$158,179
Special mention	—	—	—	329	—	493	113	935
Substandard	943	193	110	2,479	772	10,350	1,000	15,847
Total	$22,725	$36,379	$17,326	$25,082	$18,394	$50,704	$4,351	$174,961

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$155,451	$314,335	$239,831	$167,197	$199,039	$395,376	$23,719	$1,494,948
Special mention	—	220	158	1,914	2,224	26,128	240	30,884
Substandard	4,053	996	3,641	7,946	25,329	16,527	364	58,856
Total	$159,504	$315,551	$243,630	$177,057	$226,592	$438,031	$24,323	$1,584,688
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$375	$—	$375

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$262,965	$223,277	$197,541	$197,037	$126,971	$300,343	$18,173	$1,326,307
Special mention	228	110	285	505	—	1,329	113	2,570
Substandard	1,026	794	3,967	28,094	2,861	25,686	1,002	63,430
Total	$264,219	$224,181	$201,793	$225,636	$129,832	$327,358	$19,288	$1,392,307

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Residential real estate
Performing	$178,449	$401,566	$319,469	$255,721	$112,880	$422,554	$74,977	$1,765,616
Non-performing	—	68	476	92	617	1,000	489	2,742
Total	$178,449	$401,634	$319,945	$255,813	$113,497	$423,554	$75,466	$1,768,358
YTD Gross Charge-offs	$—	$—	$—	$—	$31	$104	$6	$141

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Residential real estate
Performing	$405,059	$336,462	$270,197	$122,559	$86,317	$382,652	$88,308	$1,691,554
Non-performing	—	207	—	755	79	738	190	1,969
Total	$405,059	$336,669	$270,197	$123,314	$86,396	$383,390	$88,498	$1,693,523

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Home equity
Performing	$21,183	$14,687	$6,397	$4,074	$2,592	$4,900	$105,624	$159,457
Non-performing	—	—	—	—	—	—	173	173
Total	$21,183	$14,687	$6,397	$4,074	$2,592	$4,900	$105,797	$159,630
YTD Gross Charge-offs	$—	$95	$—	$—	$—	$122	$162	$379

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Home equity
Performing	$16,670	$7,394	$5,000	$3,035	$1,823	$5,116	$95,224	$134,262
Non-performing	—	—	—	—	—	—	55	55
Total	$16,670	$7,394	$5,000	$3,035	$1,823	$5,116	$95,279	$134,317

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Consumer
Performing	$29,234	$20,593	$5,287	$3,666	$2,711	$2,035	$2,060	$65,586
Non-performing	—	—	—	—	—	—	—	—
Total	$29,234	$20,593	$5,287	$3,666	$2,711	$2,035	$2,060	$65,586
YTD Gross Charge-offs	$—	$—	$73	$—	$6	$96	$6	$181

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2022	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Consumer
Performing	$25,296	$7,954	$5,482	$4,299	$2,246	$2,064	$1,465	$48,806
Non-performing	—	—	—	—	—	—	—	—
Total	$25,296	$7,954	$5,482	$4,299	$2,246	$2,064	$1,465	$48,806

Note G -    Derivative Instruments

As of September 30, 2023 and December 31, 2022, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	September 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$18,200	$1,703	$28,238	$1,298
Loan interest rate swap - liabilities	589,542	69,975	619,150	63,758

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	607,542	71,499	637,150	65,217
Loan interest rate swap - liabilities	18,200	1,703	28,238	1,298

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income (expense) - derivative assets	$13,565	$26,296	$8,088	$44,821
Other (expense) income - derivative liabilities	(13,565)	(26,296)	(8,088)	(44,821)
Other income (expense) - derivative liabilities	132	422	65	1,310

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has received collateral with a value of $92.5 million and $83.0 million as of September 30, 2023 and December 31, 2022, respectively.

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $308.5 million and $330.0 million as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023 and 2022, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	September 30, 2023	December 31, 2022
Investment securities available for sale, at fair value	$(13,681)	$(15,394)
Other assets	13,683	15,262
Cumulative adjustment to Interest and dividends on investment securities	(2)	132

During the nine months ended September 30, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the nine months ended September 30, 2023, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

September 30, 2023
Gross loans	$(2,593)
Other assets	2,573
Cumulative adjustment to Interest and fees on loans	20

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

Restricted shares are forfeited if the awarded officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares and performance share units that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2023, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2023		2022
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	140,606	$73.87	146,755	$72.16
Granted	43,819	90.56	38,512	77.21
Vested	(44,317)	72.84	(43,135)	71.89
Outstanding at September 30	140,108	$78.62	142,132	$73.86

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense associated with restricted shares	$681	$738	$2,022	$2,083

At period-end:			September 30, 2023
Unrecognized stock-based compensation expense associated with restricted shares			$5,679
Weighted average period (in years) in which the above amount is expected to be recognized			3.04

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2023 and 2022, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Components of net periodic cost:
Interest cost	$137	$90	$412	$271
Expected return on plan assets	(210)	(221)	(630)	(664)
Net amortization and deferral	86	195	257	585
Net Periodic Pension Cost	$13	$64	$39	$192

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	September 30, 2023	December 31, 2022
Commitments to extend credit:
Home equity lines	$243,385	$232,295
Commercial real estate	62,961	53,226
Other commitments	315,440	257,222
Standby letters of credit	5,301	5,205
Commercial letters of credit	2,526	2,006

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

Note J -         Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive (loss) income is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 24%.

	Three months ended September 30,			Nine months ended September 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2023
Beginning Balance	$(3,422)	$(127,026)	$(130,448)	$(3,422)	$(128,066)	$(131,488)

Other comprehensive (loss) before reclassifications	—	(36,700)	(36,700)	—	(35,072)	(35,072)
Amounts reclassified from other comprehensive income	—	555	555	—	(33)	(33)
	—	(36,145)	(36,145)	—	(35,105)	(35,105)

Ending Balance	$(3,422)	$(163,171)	$(166,593)	$(3,422)	$(163,171)	$(166,593)

2022
Beginning Balance	$(3,485)	$(80,498)	$(83,983)	$(3,485)	$17,745	$14,260

Other comprehensive loss	—	(61,499)	(61,499)	—	(159,742)	(159,742)
	—	(61,499)	(61,499)	—	(159,742)	(159,742)

Ending Balance	$(3,485)	$(141,997)	$(145,482)	$(3,485)	$(141,997)	$(145,482)

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Consolidated Statements
	2023	2022	2023	2022	of Income

Securities available-for-sale:
Net securities gains (losses) reclassified into earnings	$(730)	$—	$43	$—	(Losses) gains on sale of investment securities, net
Related income tax expense	175	—	(10)	—	Income tax expense (benefit)
Net effect on accumulated other comprehensive (loss) income	$(555)	$—	$33	$—

Note K - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income available to common shareholders	$29,839	$27,374	$86,913	$71,408
Less: earnings allocated to participating securities	(281)	(255)	(813)	(679)
Net earnings allocated to common shareholders	$29,558	$27,119	$86,100	$70,729

Distributed earnings allocated to common stock	$10,554	$9,564	$29,744	$27,220
Undistributed earnings allocated to common stock	19,004	17,555	56,356	43,509
Net earnings allocated to common shareholders	$29,558	$27,119	$86,100	$70,729

Average shares outstanding	14,922	14,776	14,906	14,878
Effect of dilutive securities:
Employee stock awards	23	24	22	23
Shares for diluted earnings per share	14,945	14,800	14,928	14,901

Basic earnings per share	$1.98	$1.84	$5.78	$4.75
Diluted earnings per share	$1.98	$1.83	$5.77	$4.75

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at September 30, 2023.

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

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2023
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$200,448	$—	$200,448	$—
Mortgage-backed securities:
U.S. Government agencies	1,121,603	—	1,121,603	—
Private label	6,545	—	4,667	1,878
Trust preferred securities	4,307	—	4,307	—
Corporate securities	25,316	—	25,316	—
Marketable equity securities	7,638	3,554	4,084	—
Derivative assets	89,503	—	89,503	—
Financial Liabilities
Derivative liabilities	71,678	—	71,678	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	720	—	—	720	90

December 31, 2022
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$268,315	$—	$268,315	$—
Mortgage-backed securities:
U.S. Government agencies	1,202,279	—	1,202,279	—
Private label	7,231	—	4,772	2,459
Trust preferred securities	3,828	—	3,828	—
Corporate securities	23,867	—	23,867	—
Marketable equity securities	7,569	3,851	3,718	—
Certificates of deposit held for investment	747	—	747	—
Derivative assets	81,838	—	81,838	—
Financial Liabilities
Derivative liabilities	65,056	—	65,056	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	909	—	—	909	(90)

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  During the nine months ended September 30, 2023 and 2022, collateral discounts ranged from 10% to 30%. During the nine months ended September 30, 2023 and 2022, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets:
Cash and cash equivalents	$110,716	$110,716	$110,716	$—	$—
Securities available-for-sale	1,358,219	1,358,219	—	1,356,341	1,878
Marketable equity securities	7,638	7,638	3,554	4,084	—
Net loans	3,984,354	3,805,058	—	—	3,805,058
Accrued interest receivable	19,223	19,223	19,223	—	—
Derivative assets	89,503	89,503	—	89,503	—

Liabilities:
Deposits	4,945,134	4,597,310	3,611,660	985,650	—
Customer repurchase agreements	278,671	278,671	—	278,671	—
Long-term debt	100,000	96,888	—	96,888	—
Accrued interest payable	3,581	3,581	3,581	—	—
Derivative liabilities	71,678	71,678	—	71,678	—

December 31, 2022
Assets:
Cash and cash equivalents	$200,000	$200,000	$200,000	$—	$—
Securities available-for-sale	1,505,520	1,505,520	—	1,503,061	2,459
Marketable equity securities	7,569	7,569	3,851	3,718	—
Net loans	3,629,150	3,491,318	—	—	3,491,318
Accrued interest receivable	18,287	18,287	18,287	—	—
Derivative assets	81,838	81,838	—	81,838	—

Liabilities:
Deposits	4,869,866	4,867,883	3,981,766	886,117	—
Customer repurchase agreements	290,964	290,964	—	290,964	—
Accrued interest payable	953	953	953	—	—
Derivative liabilities	65,057	65,057	—	65,057	—

Note M - Long-Term Debt

During the second quarter of 2023, the Company borrowed $100.0 million from the FHLB at a weighted average rate of 4.01%, maturing in 2027. These FHLB advances is collateralized by a blanket lien of $2.5 billion of residential mortgage loans, home equity lines of credit, and certain commercial loans

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company uses a number of economic variables in its scenarios to estimate the Allowance for Credit Losses (ACL), with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the September 30, 2023 estimate, the Company assumed a 2-year unemployment forecast range of 3.8% to 4.8%, which changed from 3.7% to 4.9% at June 30, 2023. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. Based on sensitivity of the portfolio, the change had no material impact on the reserve.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.1 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.2 million, impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the September 30, 2023 estimate, the substandard criticized/classified qualitative factor for Commercial loans was increased by 0.015%, or “Decline” on the adjustment scale. The change increased the substandard pool’s reserve by less than $0.1 million due to a large relationship downgrade. Additionally, management increased each Non-owner Occupied Loan Growth qualitative factor by 0.015%, or “Decline” on the adjustment scale due to strong growth in the portfolio for the quarter and year-over year. The change had a $0.1 million impact on the Non-owner Occupied reserve.

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

Financial Summary

Nine months ended September 30, 2023 vs. 2022

The Company's financial performance is summarized in the following table:

	Nine months ended September 30,
	2023	2022

Net income available to common shareholders (in thousands)	$86,913	$71,408
Earnings per common share, basic	$5.78	$4.75
Earnings per common share, diluted	$5.77	$4.75
Dividend payout ratio	34.9%	38.9%
ROA*	1.91%	1.59%
ROE*	18.2%	15.0%
ROATCE*	23.9%	18.3%
Average equity to average assets ratio	10.5%	10.6%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the nine months ended September 30, 2023 increased $36.6 million compared to the nine months ended September 30, 2022 (see Net Interest Income). The Company recorded a provision for credit losses of $3.5 million for the nine months ended September 30, 2023 compared to no provision for the nine months ended September 30, 2022 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $2.9 million and non-interest expense increased $16.7 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022.

Financial Summary

Three months ended September 30, 2023 vs. 2022

The Company's financial performance is summarized in the following table:

	Three months ended September 30,
	2023	2022

Net income available to common shareholders (in thousands)	$29,839	$27,374
Earnings per common share, basic	$1.98	$1.84
Earnings per common share, diluted	$1.98	$1.83
Dividend payout ratio	36.1%	35.4%
ROA*	1.94%	1.83%
ROE*	18.1%	17.7%
ROATCE*	24.1%	21.8%
Average equity to average assets ratio	10.7%	10.3%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended September 30, 2023 increased $6.8 million compared to the three months ended September 30, 2022 (see Net Interest Income). The Company recorded a $0.2 million provision for credit losses for the three months ended September 30, 2023 compared to a $0.7 million provision for credit losses for the three months ended September 30, 2022 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest

Income and Non-Interest Expense, non-interest income decreased $0.8 million and non-interest expense increased $3.5 million for the three months ended September 30, 2023 from the three months ended September 30, 2022.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2022 are summarized in the following table (in millions):

	September 30,	December 31,
	2023	2022	$ Change	% Change

Cash and cash equivalents	110.7	200.0	$(89.3)	(44.7)%
Total investment securities	1,387.2	1,529.3	$(142.1)	(9.3)%
Gross loans	4,007.5	3,646.3	361.2	9.9%
Goodwill and other intangible assets, net	163.5	115.7	47.8	41.3%

Total deposits	4,945.1	4,869.9	75.2	1.5%
FHLB long-term advances	100.0	—	100.0	N/A

Cash and cash equivalents decreased $(89.3) million (44.7%) from December 31, 2022 to $110.7 million at September 30, 2023, due to an increase in gross loans and partially offset by a decrease in investment balances, an increase in FHLB long-term advances, and an increase deposit balances.

Total investment securities decreased $(142.1) million (9.3%) from December 31, 2022 to $1.39 billion at September 30, 2023, due to maturities and calls. Excluding $42.3 million sale of securities acquired from Citizens acquisition, the Company sold $60.9 million of available for sale securities during the nine months ended September 30, 2023

Gross loans increased $361.2 million (9.9%) from December 31, 2022 to $4.01 billion at September 30, 2023 primarily due to the Company’s acquisition of Citizens ($254.7 million). Excluding the acquisition, total loans increased $106.5 million, (2.9%), from December 31, 2022 to $3.75 billion at September 30, 2023. Commercial and industrial loans increased $36.1 million (9.6%), residential real estate loans increased $31.5 million (1.9%), consumer loans increased $13.7 million (28.1%), and commercial real estate loans increased $12.6 million (0.9%).

Goodwill and other intangible assets, net, increased $47.8 million (41.3%) from December 31, 2022 to $163.5 million at September 30, 2023, due to the acquisition of Citizens.

Total deposits increased $75.2 million (1.5%) from December 31, 2022 to $4.9 billion at September 30, 2023 due to the Company's acquisition of Citizens ($298.7 million). Excluding the acquisition, depository balances declined $223.5 million, or 4.6% from the quarter ended December 31, 2022. Savings deposit balances decreased $184.8 million, noninterest-bearing demand deposit balances decreased $75.9 million, and interest-bearing demand deposit balances decreased $ 16.8 million. These decreases were partially offset by an increase in time deposit balances of $54.0 million.

FHLB long-term advances increased $100.0 million from December 31, 2022 to September 30, 2023. During the second quarter of 2023, the Company borrowed $100.0 million from the Federal Home Loan Bank at a weighted average rate of 4.01%.

Net Interest Income

Nine months ended September 30, 2023 vs. 2022

The Company’s net interest income increased from $128.0 million for the nine months ended September 30, 2022 to $164.6 million for the nine months ended September 30, 2023. The Company’s tax equivalent net interest income increased $36.4 million for the nine months ended September 30, 2023. Due to increases in the Federal Funds rate, net interest income increased by $36.2 million due to an increase in loan yields (net of loan fees and accretion) of 129 basis points and by $12.3 million due to an increase in investment yields of 110 basis points. The acquisition of Citizens added $6.8 million of net interest income during the nine months ended September 30, 2023 In addition, an increase of 357 basis points in the yield on deposits in depository institutions increased net interest income by $4.4 million and an increase in average loans ($184.2 million) added $5.4 million to interest income. These increases were partially offset by an increase in the cost of interest bearing liabilities (101 basis points) which decreased net interest income by $29.2 million. The Company’s reported net interest margin increased from 3.14% for the nine months ended September 30, 2022 to 4.02% for the nine months ended September 30, 2023.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Nine months ended September 30,
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,882,397	$64,410	4.57%	$1,728,557	$49,610	3.84%
Commercial, financial, and agriculture(2)	1,904,001	87,745	6.16	1,788,784	52,044	3.89
Installment loans to individuals(2),(3)	65,659	2,784	5.67	44,122	1,921	5.82
Total loans	3,852,057	154,939	5.38	3,561,463	103,575	3.89
Securities:
Taxable	1,300,373	35,999	3.70	1,279,086	23,327	2.44
Tax-exempt(4)	182,858	3,826	2.80	221,035	4,620	2.79
Total securities	1,483,231	39,825	3.59	1,500,121	27,947	2.49
Deposits in depository institutions	166,379	5,440	4.37	422,714	2,549	0.81
Total interest-earning assets	5,501,667	200,204	4.87	5,484,298	134,071	3.27
Cash and due from banks	69,735			95,105
Bank premises and equipment	72,631			72,964
Goodwill and intangible assets	150,808			116,643
Other assets	324,658			251,071
Less: allowance for credit losses	(21,602)			(17,807)
Total assets	$6,097,897			$6,002,274

Liabilities
Interest-bearing demand deposits	$1,288,387	$7,582	0.79%	$1,149,899	$550	0.06%
Savings deposits	1,352,005	5,610	0.55	1,415,563	715	0.07
Time deposits(2)	950,276	11,616	1.63	1,005,356	3,168	0.42
Customer repurchase agreements	282,857	8,334	3.94	278,211	677	0.33
FHLB long-term advances	55,678	1,683	4.04	—	—	—
Total interest-bearing liabilities	3,929,203	34,825	1.18	3,849,029	5,110	0.18
Noninterest-bearing demand deposits	1,407,922			1,429,887
Other liabilities	122,854			86,585
Stockholders’ equity	637,918			636,773
Total liabilities and stockholders’ equity	$6,097,897			$6,002,274
Net interest income		$165,379			$128,961
Net yield on earning assets			4.02%			3.14%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

	Loan fees, net	$1,165	$609

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2023	2022
	Residential real estate	$165	231
	Commercial, financial and agriculture	1,575	507
	Installment loans to individuals	15	41
	Time deposits	403	62
		$2,158	$841

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2023 vs. 2022
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$4,415	$10,385	$14,800
Commercial, financial, and agriculture	3,352	32,349	35,701
Installment loans to individuals	938	(75)	863
Total loans	8,705	42,659	51,364
Securities:
Taxable	388	12,284	12,672
Tax-exempt(1)	(798)	4	(794)
Total securities	(410)	12,288	11,878
Deposits in depository institutions	(1,546)	4,437	2,891
Total interest-earning assets	$6,749	$59,384	$66,133
Interest-bearing liabilities:
Interest-bearing demand deposits	$66	$6,966	$7,032
Savings deposits	(32)	4,927	4,895
Time deposits	(174)	8,622	8,448
Customer repurchase agreements	11	7,646	7,657
FHLB long-term advances	1,683	—	1,683
Total interest-bearing liabilities	1,554	28,161	29,715
Net Interest Income	$5,195	$31,223	$36,418
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended September 30, 2023 vs. 2022

The Company’s net interest income increased from $48.8 million for the three months ended September 30, 2022 to $55.6 million for the three months ended September 30, 2023. The Company’s tax equivalent net interest income increased $6.7 million, or 13.7% , from $49.1 million for the third quarter of 2022 to $55.9 million for the third quarter of 2023. The acquisition of Citizens added $3.2 million of net interest income during the quarter ended September 30, 2023. Due to increases in the Federal Funds rate, net interest income increased by $11.8 million due to an increase in loan yields (net of loan fees and accretion) of 126 basis points and by $3.4 million due to an increase in investment yields of 92 basis points. In addition, an increase in average loans ($105.7 million) added $1.1 million to interest income and an increase of 341 basis points in the yield on deposits in depository institutions increased net interest income by $0.8 million. These increases were partially offset by an increase in the cost of interest bearing liabilities (135 basis points) which decreased net interest income by $12.4 million. The Company’s reported net interest margin increased from 3.57% for the third quarter of 2022 to 4.03% for the third quarter of 2023.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended September 30,
	2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,910,876	$22,702	4.71%	$1,792,365	$17,718	3.92%
Commercial, financial, and agriculture(2)	1,975,463	31,743	6.38	1,759,567	20,092	4.53
Installment loans to individuals(2),(3)	70,532	1,138	6.40	44,591	683	6.08
Total loans	3,956,871	55,583	5.57	3,596,523	38,493	4.25
Securities:
Taxable	1,277,265	12,432	3.86	1,359,207	9,557	2.79
Tax-exempt(4)	170,806	1,152	2.68	215,219	1,555	2.87
Total securities	1,448,071	13,584	3.72	1,574,426	11,112	2.80
Deposits in depository institutions	90,994	1,265	5.52	289,460	1,529	2.10
Total interest-earning assets	5,495,936	70,432	5.08	5,460,409	51,134	3.72
Cash and due from banks	69,348			81,202
Bank premises and equipment	73,004			72,196
Goodwill and intangible assets	163,602			116,297
Other assets	332,551			278,527
Less: allowance for credit losses	(23,558)			(17,224)
Total assets	$6,110,883			$5,991,407

Liabilities
Interest-bearing demand deposits	$1,300,936	$3,068	0.94%	$1,151,122	$272	0.09%
Savings deposits	1,314,484	2,319	0.70	1,431,591	358	0.10
Time deposits(2)	985,038	5,163	2.08	964,447	956	0.39
Customer repurchase agreements	272,558	2,990	4.35	270,310	440	0.65
FHLB long-term advances	100,000	1,035	4.11	—	—	—
Total interest-bearing liabilities	3,973,016	14,575	1.46	3,817,470	2,026	0.21
Noninterest-bearing demand deposits	1,359,268			1,455,123
Other liabilities	123,137			100,303
Shareholders’ equity	655,462			618,511
Total liabilities and shareholders’ equity	$6,110,883			$5,991,407
Net interest income		$55,857			$49,108
Net yield on earning assets			4.03%			3.57%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2023	2022
	Loan fees, net	$254	$308

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2023	2022
	Residential real estate	$47	$64
	Commercial, financial and agriculture	720	103
	Installment loans to individuals	4	7
	Time deposits	240	21
		$1,011	$195

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2023 vs. 2022
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,172	$3,812	$4,984
Commercial, financial, and agriculture	2,465	9,186	11,651
Installment loans to individuals	397	58	455
Total loans	4,034	13,056	17,090
Securities:
Taxable	(576)	3,451	2,875
Tax-exempt(1)	(321)	(82)	(403)
Total securities	(897)	3,369	2,472
Deposits in depository institutions	(1,048)	784	(264)
Total interest-earning assets	$2,089	$17,209	$19,298
Interest-bearing liabilities:
Interest-bearing demand deposits	$35	$2,761	$2,796
Savings deposits	(29)	1,990	1,961
Time deposits	20	4,187	4,207
Customer repurchase agreements	4	2,546	2,550
FHLB long-term advances	1,035	—	1,035
Total interest-bearing liabilities	$1,065	$11,484	$12,549
Net Interest Income	$1,024	$5,725	$6,749
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net interest income ("GAAP")	$55,614	$48,782	$164,575	$127,991
Taxable equivalent adjustment	243	326	804	970
Net interest income, fully taxable equivalent	$55,857	$49,108	$165,379	$128,961

Equity to assets ("GAAP")	10.04%	9.22%
Effect of goodwill and other intangibles, net	(2.49)	(1.81)
Tangible common equity to tangible assets	7.55%	7.41%

Return on average tangible equity ("GAAP")	24.1%	21.8%	23.9%	18.3%
Impact of merger related expenses	—	—	1.2	—
Impact of merger related provision	—	—	0.4	—
Return on tangible equity, excluding merger related expenses and provision	24.1%	21.8%	25.5%	18.3%

Return on assets ("GAAP")	1.94%	1.83%	1.91%	1.59%
Impact of merger related expenses	—	—	0.10	—
Impact of merger related provision	—	—	0.03	—
Return on assets, excluding merger related expenses and provision	1.94%	1.83%	2.04%	1.59%

Efficiency ratio	46.4%	46.3%	48.1%	49.2%
Impact of merger expenses	—	—	(2.5)	—
Efficiency ratio, net of merger expenses	46.4%	46.3%	45.6%	49.2%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022
Commercial and industrial	$424,647	$373,890	$375,735

1-4 Family	135,226	116,192	109,710
Hotels	321,236	340,404	355,001
Multi-family	192,329	174,786	186,440
Non Residential Non-Owner Occupied	713,353	585,964	569,369
Non Residential Owner Occupied	222,544	174,961	177,673
Commercial real estate	1,584,688	1,392,307	1,398,193

Residential real estate	1,768,358	1,693,523	1,678,770
Home equity	159,630	134,317	130,837
Consumer	65,586	48,806	41,902
DDA overdrafts	4,573	3,415	3,315
Total loans	$4,007,482	$3,646,258	$3,628,752

Loan balances increased $106.5 million from December 31, 2022 to September 30, 2023, excluding $254.7 million of loans acquired from Citizens.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $36.1 million from December 31, 2022 to September 30, 2023, excluding $14.7 million of C&I loans acquired from Citizens.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $12.6 million from December 31, 2022 to September 30, 2023, excluding $179.8 million of commercial real estate loans acquired from Citizens. At September 30, 2023, $2.5 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans increased $12.8 million from December 31, 2022 to September 30, 2023, excluding $6.3 million of commercial 1-4 family loans acquired from Citizens. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $135.2 million at of September 30, 2023. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans decreased $19.2 million from December 31, 2022 to September 30, 2023. The Hotel portfolio is comprised of all lodging establishments and totaled $321.2 million as of September 30, 2023. Risk characteristics relate to the demand for travel.
◦Multi-family loans increased $1.3 million from December 31, 2022 to September 30, 2023, excluding $16.3 million of multi-family loans acquired from Citizens. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $192.3 million as of September 30, 2023. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $713.4 million at September 30, 2023 and increased $17.3 million from December 31, 2022 to September 30, 2023, excluding $110.1 million nonresidential owner-occupied loans acquired from Citizens. Nonresidential owner-occupied commercial real estate totaled $222.5 million at September 30, 2023 and increased $0.4 million from December 31, 2022, excluding $47.2 million of nonresidential owner-occupied loans acquired from Citizens. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans increased $31.5 million from December 31, 2022 to September 30, 2023, excluding $43.4 million of residential real estate loans acquired from Citizens. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3, 5 and 7 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At September 30, 2023, $20.1 million of the residential real estate loans were for properties under construction.

Home equity loans increased $11.6 million during the first nine months of 2023, excluding $13.7 million of home equity loans acquired from Citizens. The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $13.7 million during the first nine months of 2023, excluding $3.0 million of consumer loans acquired from Citizens.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a $0.2 million provision for credit losses in the third quarter of 2023. The company recorded a provision for credit losses of $0.7 million in the third quarter of 2022.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of September 30, 2023 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of September 30,		As of December 31,
	2023	2022	2022
Commercial and industrial	$4,648	$3,412	$3,568

1-4 Family	662	548	566
Hotels	2,220	2,537	2,332
Multi-family	1,015	424	380
Non Residential Non-Owner Occupied	4,798	2,130	2,019
Non Residential Owner Occupied	2,464	1,372	1,315
Commercial real estate	11,159	7,011	6,612
Residential real estate	5,391	5,054	5,427
Home equity	432	348	290
Consumer	325	97	110
DDA overdrafts	1,173	1,089	1,101
Allowance for Credit Losses	$23,128	$17,011	$17,108

The Allowance for Credit Losses increased from $17.1 million at December 31, 2022 to $23.1 million at September 30, 2023, due to the following factors. The Company recorded $2.8 million associated with acquired Citizens PCD loans. Further, in connection with the completion of the acquisition of Citizens during the nine months ended September 30, 2023, the Company recorded $2.0 million of provision for credit losses associated with loans acquired from Citizens. In addition, the provision for credit losses for the nine months ended September 30, 2023, included $1.3 million that was primarily related to the downgrade of two commercial loans.

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2023 vs. 2022
(in millions)

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Net investment securities gains (losses)	$0.1	$(1.3)	$1.4	107.7%
Non-interest income, excluding net investment securities (losses) gains	56.3	54.9	1.4	2.6
Non-interest expense, less merger-related expenses	102.8	91.7	11.1	12.1

Non-Interest Income: Non-interest income was $56.4 million for the nine months ended September 30, 2023, as compared to $53.6 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company reported $0.1 million of unrealized fair value gains compared to $1.3 million of unrealized fair value losses on the Company's equity securities during the nine months ended September 30, 2022. Excluding these items, non-interest income increased from $54.9 million for the nine months ended September 30, 2022 to $56.3 million for the nine months ended September 30, 2023. This increase was largely attributable to an increase in bank owned life insurance ($1.1 million, or 28.6%), trust and investment management fee income ($0.5 million, or 8.4%), and bankcard revenue ($0.3 million, or 1.4%), that were partially offset by a decrease in service charges ($0.7 million, or 3.2%).

Non-Interest Expense: Non-interest expenses, less merger related expenses increased $11.1 million (12.1%), from $91.7 million in the first nine months of 2022 to $102.8 million in the first nine months of 2023 mainly due to an increase in salaries and employee benefits ($5.0 million) due to the acquisition of Citizens ($1.2 million) and as a result of higher salary adjustments, increased health insurance, increased incentive compensation during 2023 and other expenses ($3.6 million) as a result of increased amortization of core deposit intangibles ($1.0 million) due to to acquisition of Citizens in March 2023

Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2023 was 20.3% compared to 20.5% for the nine months ended September 30, 2022.

Non-Interest Income and Non-Interest Expense

Three months ended September 30, 2023 vs. 2022
(in millions)

	Three months ended September 30,
	2023	2022	$ Change	% Change
Net investment securities gains (losses)	$(0.7)	$—	(0.7)	N/A
Non-interest income, excluding net investment securities gains (losses)	18.1	18.2	$(0.1)	(0.5)%
Non-interest expense, less merger-related expenses	35.0	31.5	3.5	11.1%

Non-Interest Income: Non-interest income was $17.4 million during the quarter ended September 30, 2023, as compared to $18.2 million during the quarter ended September 30, 2022. During the third quarter of 2023, the Company reported $0.7 million of realized security losses.

Exclusive of the realized security loss, non-interest income decreased $0.1 million, or 0.5%, from $18.2 million for the third quarter of 2022 to $18.1 million for the third quarter of 2023. This decrease was largely attributable to a decrease of $0.4 million, or 4.8%, in service fees that was partially offset by an increase of $0.3 million, or 11.6%, in trust and investment management fee income.

Non-Interest Expense: Non-interest expenses increased $3.5 million, or 11.2%, from $31.5 million in the third quarter of 2022 to $35.0 million in the third quarter of 2023. This increase was largely due to an increase in other expenses of $1.2 million and an increase in salaries and employee benefits of $0.9 million due to the acquisition of Citizens ($0.5 million) and salary adjustments. In addition, bankcard expenses increased $0.8 million and FDIC insurance expenses increased $0.5 million.

Income Tax Expense: The Company's effective income tax rate for the three months ended September 30, 2023 and September 30, 2022 was 21.1%, and 21.3%, respectively.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
September 30, 2023
+300	8.50%	-3.2%
+200	7.50	-1.4
+100	6.50	0.2
-100	4.50	-1.2
-200	3.50	-8.6
-300	2.50	-17.3

December 31, 2022
+300	7.50%	-4.5%
+200	6.50	-2.6
+100	5.50	-1.2
-100	3.50	-5.5
-200	2.50	-14.4
-300	1.50	-19.3
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

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2023, City National could pay dividends up to $93.8 million plus net profits for the remainder of 2023, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $40.1 million on an annualized basis over the next 12 months based on common shares outstanding at September 30, 2023.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.6 million of additional cash over the next 12 months. As of September 30, 2023, City Holding reported a cash balance of $13.9 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

As illustrated in the consolidated statements of cash flows, the Company generated $104.0 million of cash from operating activities during the first nine months of 2023, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $32.8 million of cash in investing activities during the first nine months of 2023, primarily due to proceeds from sales of available-for-sale securities of $103.2 million, proceeds from maturities and calls of $93.9 million and the acquisition of Citizens of $14.0 million. These increases were partially offset by a increase in loans of $108.0 million and purchases of available-for-sale securities of $56.7 million. The Company used $226.2 million of cash in financing activities during the first nine months of 2023, principally as a result of a decrease in interest-bearing deposits of $145.3 million, a decrease in non-interest-bearing deposits of $78.2 million. and purchases of treasury stock of $53.8 million. These decreases were partially offset by an increase in proceeds from FHLB long-term advances of $100.0 million.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Reserve Bank and the FHLB. As of September 30, 2023, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the Federal Reserve Bank and the FHLB that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of September 30, 2023, City National had outstanding borrowings totaling $100 million from these facilities and had the capacity to borrow an additional $1.8 billion from these existing borrowing facilities. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source. Approximately $0.8 billion of City National’s investment securities were unpledged at September 30, 2023. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 65.6% as of September 30, 2023 and deposit balances fund 81.4% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.4 billion at September 30, 2023, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $378.7 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 64.8% of the Company’s total assets. As interest rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher yielding deposit products, such as money market accounts or time deposits.

As the following table reflects, less than 15% (estimated) of the Company's deposits were uninsured (either with balances above $250,000 or not collateralized by investment securities) as of September 30, 2023.

Estimated Uninsured Deposits by Deposit Type

	September 30, 2023	December 31, 2022
Noninterest-Bearing Demand Deposits	17%	20%

Interest-Bearing Deposits
Demand Deposits	11%	10%
Savings Deposits	11%	14%
Time Deposits	14%	13%
Total Deposits	13%	14%

The amounts listed above represent management's best estimate as of the respective period shown of uninsured deposits (either with balances above $250,000 or not collateralized by investment securities).

Capital Resources

Shareholders' equity increased $32.3 million for the nine months ended September 30, 2023, primarily due to the common stock issued in connection with , net income of $86.9 million, acquisition of Citizens of $62.1 million, and stock based compensation expense of $2.4 million. These increases were partially offset by the repurchase of 596,969 common shares at a weighted average price of $90.16 per share ($53.8 million) as part of a one million share repurchase plan authorized by the Board of Directors in May 2022, other comprehensive loss ($35.1 million), and cash dividends declared of $30.4 million.

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

September 30, 2023	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$615,798	15.4%	$280,686	7.0%	$260,637	6.5%
City National Bank	588,343	14.7%	279,602	7.0%	259,631	6.5%
Tier I Capital
City Holding Company	615,798	15.4%	340,833	8.5%	320,784	8.0%
City National Bank	588,343	14.7%	339,517	8.5%	319,546	8.0%
Total Capital
City Holding Company	637,245	15.9%	421,029	10.5%	400,980	10.0%
City National Bank	609,790	15.3%	419,403	10.5%	399,432	10.0%
Tier I Leverage Ratio
City Holding Company	615,798	10.1%	245,190	4.0%	306,488	5.0%
City National Bank	588,343	9.6%	244,984	4.0%	306,230	5.0%

December 31, 2022	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$598,068	16.2%	$257,965	7.0%	$239,538	6.5%
City National Bank	508,586	13.9%	256,520	7.0%	238,197	6.5%
Tier I Capital
City Holding Company	598,068	16.2%	313,243	8.5%	294,817	8.0%
City National Bank	508,586	13.9%	311,488	8.5%	293,166	8.0%
Total Capital
City Holding Company	612,654	16.6%	386,947	10.5%	368,521	10.0%
City National Bank	523,172	14.3%	384,780	10.5%	366,457	10.0%
Tier I Leverage Ratio
City Holding Company	598,068	10.0%	238,954	4.0%	298,692	5.0%
City National Bank	508,586	8.6%	237,973	4.0%	297,466	5.0%

As of September 30, 2023, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2023, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On May 25, 2022, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in March 2021. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended September 30, 2023:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
September 1 - September 30, 2023*	109,382	89.33	1,606,405	489,263

*There were no common stock repurchases in July and August 2023.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended September 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

Charles R. Hageboeck
President and Chief Executive Officer
(Principal Executive Officer)

David L. Bumgarner
Executive Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

Date: November 3, 2023