Form 10-K
period 2023-12-31
CITY HOLDING CO
filed 2024-02-28
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $1.3 billion.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 26, 2024, there were 14,816,776 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2024 annual shareholders’ meeting to be held on April 24, 2024 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

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

PART I
Item 1.Business

    City Holding Company (the "Company" or "City Holding" or the "Parent Company") is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National provides banking, trust and investment management and other financial solutions through its network of 98 bank branches and 957 full-time equivalent associates located in West Virginia, Kentucky, Virginia and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

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

    City National’s customer base is diverse and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries in excess of City National's internally designated limit, residential mortgage loans have historically comprised a significant portion of its loan portfolio. At December 31, 2023, approximately 47% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractured nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results. At December 31, 2023, approximately 51% of the Company’s loan portfolio was categorized as commercial and industrial and commercial real estate. However, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

    City National’s loan portfolio is comprised of commercial and industrial, commercial real estate, residential real estate, home equity, consumer loans and demand deposit account ("DDA") overdrafts.

    City National's commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. Commercial and industrial loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. As of December 31, 2023, City National reported $427 million of loans classified as "Commercial and Industrial".

    Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are provided to many of the same customers and carry similar industry and customer specific risks as the commercial and industrial loans, but have different collateral risks. As of December 31, 2023, City National reported $1.67 billion of loans classified as "Commercial Real Estate."

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

•Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $206.2 million as of December 31, 2023. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
•The Hotel portfolio is comprised of all lodging establishments and totaled $357.1 million as of December 31, 2023. Risk characteristics relate to the demand for business and personal travel.
•Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $189.2 million as of December 31, 2023. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
•Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $680.6 million while nonresidential owner-occupied commercial real estate totaled $240.3 million as of December 31, 2023. Risk characteristics relate to levels of consumer spending and overall economic conditions.

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

    City National categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor its portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2023, City National was within its internally designated concentration limits. Furthermore, with the exception of loans to borrowers within the "Lessors of Nonresidential Buildings" category, no other NAICS industry classification exceeded 10% of total loans at December 31, 2023. Loans to "Lessors of Nonresidential Buildings" were 15% of total loans at December 31, 2023. Management also monitors non-owner occupied commercial real estate as a percent of risk-based capital (based upon regulatory guidance). At December 31, 2023, the Company had $1.4 billion of commercial loans classified as non-owner occupied, which was within its designated concentration threshold.

     Residential real estate loans represent loans to consumers that are secured by a first priority lien on residential real property. Residential real estate loans include loans for the purchase or refinance of consumers' residences and first-priority home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans. Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority lien home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. Additionally, the Company periodically purchases residential mortgage loans. The credit and collateral documents for each potential purchased loan are reviewed to ensure the credit metrics are acceptable to management. As of December 31, 2023, City National reported $1.79 billion of loans classified as "Residential Real Estate."

    City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on residential real property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien. These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans. The amount of credit extended under these loans is directly related to the value of the real estate securing the loan at the time the loan is made. As of December 31, 2023, City National reported $167.2 million of loans classified as "Home Equity."

    All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

    Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property, or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring factors such as portfolio size and growth, internal lending policies, and pertinent economic conditions. City National's underwriting standards for consumer loans are continually evaluated and modified based upon these factors. As of December 31, 2023, City National reported $65.2 million of loans classified as "Consumer."

    DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2023, City National reported $4.9 million of loans classified as "DDA Overdrafts."

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

Market Area and Competition

    City National operates a network of 98 bank branches primarily along the I-64 corridor from Lexington, Kentucky through Lexington, Virginia and along the I-81 corridor through the Shenandoah Valley from Lexington, Virginia to Martinsburg, West Virginia. City National's branch network includes 58 branches in West Virginia, 23 branches in Kentucky, 13 branches in Virginia and 4 branches in Ohio. City National provides credit, deposit and investment advisory products and services to a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology.

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

    City National also provides commercial products and services to customers that are outside of its branches' geographical footprint. These loans are diversified across a broad base of industry types, including multi-family housing properties, properties leased to government agencies, nursing homes, grocery and retail stores, and other commercial and industrial loans. At December 31, 2023, the outstanding balance of commercial loans to markets outside of the geographical footprint of the bank's branches was approximately $367 million, or 17% of City National's outstanding commercial loan balances.

    City National has approximately 14% of the deposit market share in the counties of West Virginia where its bank branches are located. In eastern Kentucky, City National has approximately 22% of the deposit market share in the counties where its bank branches are located. In Virginia, City National has approximately 7% of the deposit market share in the counties along the I-81 corridor where its bank branches are located. In Lawrence County, Ohio, where City National has three bank branches, City National has approximately 18% of the deposit market share.

    According to the most recent U.S. Census Bureau estimates (2022), in the West Virginia counties where City National's bank branches are located, the population was approximately 1.0 million and has decreased 1.3% since 2010. The population in the counties that City National serves in Kentucky has increased 4.5% since 2010 and the population in the counties City National serves in Virginia along the I-81 corridor has increased 12.1% since 2010, which are more comparable to the national average increase of approximately 7.9%. In Lawrence County, Ohio, the population has decreased 9.3% since 2010.

On March 10, 2023, the Company acquired 100% of the outstanding common shares of Citizens Commerce Bancshares, Inc. ("Citizens") and its principal banking subsidiary, Citizens Commerce Bank of Versailles, Kentucky. See Note Three for additional information on the acquisition.

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

Employee Demographics: As of December 31, 2023, we employed 973 full and part-time employees (957 FTEs) across our 98 branches throughout West Virginia, Kentucky, Virginia and Southeastern Ohio. Our average quarterly employee turnover rate in 2023 was under 7%. As of December 31, 2023, approximately 79% of our current workforce is female, 21% is male, our average tenure is approximately 10 years and approximately 18% of our workforce has a college degree.

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

Regulation and Supervision

    Overview: The Company, as a registered financial holding company, and City National, as an insured depository institution, operate in a highly regulated environment and are regularly examined by federal regulators. The following description briefly discusses certain provisions of federal and state laws and regulations to which the Company and City National are subject and the potential impact of such provisions.  These federal and state laws and regulations are designed to reduce potential loss exposure to the depositors of depository institutions and to the Federal Deposit Insurance Corporation’s insurance fund; they are not intended to protect the Company’s shareholders. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on the Company are difficult to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company.  To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statute and/or regulation.

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

    The Company’s minimum required capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (dollars in thousands):

December 31, 2023	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$627,579	15.7%	$279,768	7.0%	$259,875	6.5%
City National Bank	549,031	13.8%	278,692	7.0%	258,785	6.5%
Tier 1 Capital
City Holding Company	627,579	15.7%	339,718	8.5%	319,735	8.0%
City National Bank	549,031	13.8%	338,412	8.5%	318,505	8.0%
Total Capital
City Holding Company	648,646	16.2%	419,652	10.5%	399,669	10.0%
City National Bank	570,099	14.3%	418,038	10.5%	398,131	10.0%
Tier 1 Leverage Ratio
City Holding Company	627,579	10.2%	245,468	4.0%	306,835	5.0%
City National Bank	549,031	8.9%	245,587	4.0%	306,984	5.0%

December 31, 2022	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$598,068	16.2%	$257,965	7.0%	$239,538	6.5%
City National Bank	508,586	13.9%	256,520	7.0%	238,197	6.5%
Tier 1 Capital
City Holding Company	598,068	16.2%	313,243	8.5%	294,817	8.0%
City National Bank	508,586	13.9%	311,488	8.5%	293,166	8.0%
Total Capital
City Holding Company	612,654	16.6%	386,947	10.5%	368,521	10.0%
City National Bank	523,172	14.3%	384,780	10.5%	366,457	10.0%
Tier 1 Leverage Ratio
City Holding Company	598,068	10.0%	238,954	4.0%	298,692	5.0%
City National Bank	508,586	8.6%	237,973	4.0%	297,466	5.0%

Management believes that, as of December 31, 2023, City Holding and City National meet all capital adequacy requirements under Basel III. In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off–balance–sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed "qualifying community banking organizations" and are eligible to opt into the "community bank leverage ratio framework." A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk–based and leverage capital requirements under the Basel III Rules and, if applicable, is considered to have met the "well capitalized" ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two–quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater–than–9% leverage capital ratio requirement, is generally still deemed "well capitalized" so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Rules and file the appropriate regulatory reports. The Company and our subsidiary bank do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

    City National is subject to various statutory restrictions on its ability to pay dividends to the Company.  Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years.  At December 31, 2023, City National could pay dividends up to $53.3 million without prior regulatory permission. No dividends were paid in 2023 or 2022 that required regulatory approval. The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The OCC also has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.  The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.  The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of financial strength.

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

    The Company's FDIC insurance expense for deposit assessments for the past three years is shown in the table below (in thousands).

	For the year ended December 31,
	2023	2022	2021
FDIC insurance expense	$2,922	$1,673	$1,583

    The Company's FDIC insurance expense increased $1.2 million from the year ended December 31, 2022 to the year ended December 31, 2023. The increased expense was due to a final rule adopted by the FDIC in October 2022 that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023.

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

    In November 2021, federal banking agencies approved a final rule requiring banking agencies to notify regulators of any “significant computer-security incident” as soon as possible and no later than 36 hours after a determination that such an incident occurred, with compliance required by May 2022. In addition, banks will have to notify at least one designated point of contact at any affected customer as soon as possible when the bank experiences any computer-security incident that has disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided to such customer for four or more hours. The bank and holding company are required to determine whether an incident arises to the level of requiring notification. See Item 1C for further discussion related to the Company's risk management, strategy, and governance of cybersecurity.

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

Executive Officers of the Registrant

    At December 31, 2023, the executive officers of the Company were as follows:

Name	Age	Positions Held with Registrant
Charles R. Hageboeck, Ph.D.	61	President and Chief Executive Officer, City Holding Company and City National Bank, since February 1, 2005.
John A. DeRito	73	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, since June 2004.
David L. Bumgarner	58	Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, since February 2005.
Michael T. Quinlan, Jr.	55	Executive Vice President of Retail Banking, City Holding Company and City National Bank, since January 2021.
Jeffrey D. Legge	59	Executive Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank, since December 2005.

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

Economic Risks

Economic Conditions in the Company's Market Areas Could Negatively Impact the Company's Business and Financial Condition.

    The Company’s business is concentrated in West Virginia, Kentucky, Virginia and southeastern Ohio. As a result, the Company’s results of operation, cash flows and financial condition are affected by local and regional economic conditions. A downturn in the economies within the Company’s market areas, or in any one of them, could negatively impact the Company’s results of operation and financial condition. Some examples of economic deterioration include declines in economic growth, declines in consumer and business confidence, prolonged increases in inflation, increases in the cost of capital and credit, and limitations in the availability of credit. The Company’s financial performance generally, and the ability of its customers to pay interest on and repay principal of outstanding loans to City National, is highly dependent on the strength of the economic and business environment in the market areas where the Company operates and in the United States as a whole. Additionally, the value of collateral securing loans made and held by City National is impacted by the strength of the economy. Deteriorating economic conditions in the Company’s market areas could cause declines in the overall quality of the loan portfolio requiring charge-off of a greater percentage of loans and/or an increase in the allowance for credit losses, which could negatively impact the Company’s results of operations and financial condition.

    While the economic and business environments in West Virginia, Kentucky, Virginia and southeastern Ohio have shown resilience during the recovery from the COVID-19 pandemic, and have shown improvement since the brief recession of 2020, there can be no assurance that such resilience and improvement will continue or that the economies in the Company’s market areas, or the United States as a whole, will not slip into another recession. A lack of continued economic improvement or economic recession could adversely affect the Company’s results of operation and financial condition. An economic slowdown could have the following consequences:

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

The Company May Be Required to Write Down Goodwill and Other Intangible Assets, Causing Its Financial Condition and Results to Be Negatively Affected.

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2023, the Company’s goodwill and other identifiable intangible assets were approximately $163 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2023. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques, including through use of artificial intelligence technologies. The Company faces risk of fraudulent activity in many forms, including online payment transfer fraud, debit card fraud, check fraud, mechanical devices attached to ATMs or ITMs, phishing attacks to obtain personal information, email-related frauds and the impersonation of Company executives or vendors, and impersonation of clients through the use of falsified or stolen credentials. The Company may suffer losses as a result of fraudulent activity committed against it, its customers, and other counterparties.

The Company could be adversely affected if one of its employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Company’s operations or systems. Misconduct by employees could include fraudulent, improper or unauthorized activities on behalf of customers or improper use of confidential information. Employee errors or misconduct could subject the Company to regulatory enforcement action, legal action, reputational damage, and other losses. For more information on how the Company manages cybersecurity risk, please refer to Item 1C. Cybersecurity.

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

Severe Weather, Natural Disasters, Acts of War or Terrorism, and Other External Events Could Significantly Impact the Company's Business.

    Severe weather, natural disasters, health emergencies (including COVID-19), acts of war or terrorism, and other adverse external events, especially those that directly affect the Company’s market areas, could have a significant impact on the Company’s ability to conduct business. These events could adversely affect the ability of borrowers to repay outstanding loans, decrease the value of collateral securing loans, cause significant property and infrastructure damage, and affect the stability of the Company’s deposit base. The Company may experience decreased revenue, increased charge-offs, and other expenses.

Climate Change Could Materially Impact the Company’s Underlying Customers or the General Economic Conditions, Resulting in Impacts on the Company.

The Company’s business, as well as the operations and activities of its customers, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its customers, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its customers’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about the Company’s practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries. The Company’s success depends on its relationships with customers and general economic conditions. Because the Company’s customer base is geographically concentrated in West Virginia, Kentucky, Virginia, and southeastern Ohio, if the customers in those geographies are physically impacted by climate change, the Company may be financially impacted as well. In addition, an economic transition to mitigate climate change on a broader scale could have a negative or destabilizing impact on the general economic conditions of the country, which could also have a negative impact on the financial outcomes of the Company.

Item 1B.Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

The Company's information security program encompasses the security policies and procedures in place throughout the enterprise network to address compliance, transaction, reputation, and strategic risks. Our Information Security Officer is primarily responsible for this managing the information security program that includes identifying, assessing, and mitigating cyber threats. Our Information Security Officer reports directly to the Chief Information Officer.

Our objective for managing cybersecurity as part of the information security program is to ensure adequate procedures and proper controls are in place in order to provide an objective system for recording and aggregating information, supporting the institution's strategic goals and objectives, and protecting the security and confidentiality of the institution’s customers and business activities. Our information security program leverages guidance from the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. The information security program is periodically reviewed by the board of directors and updated by the Information Security Officer to adapt to potential new threats and conditions.

The Company employs a combination of patch management, network security, malicious code prevention, and user awareness and training to assist with preventing cybersecurity incidents. Users are made aware of policies and procedures regarding appropriate use of networks, systems, and applications. Additionally, employees are trained in handling sensitive data and made aware of specific requirements when handling client data. Periodic review and assessment of network infrastructure is completed. The Company, in certain instances, may rely on vendors, third-party support, or other outsourcing opportunities. Before introducing a new product or service, the internal controls and competence of a vendor, maintenance and upkeep of a third-party provider’s systems, and financial condition of the third-party vendor are evaluated. Internal and external auditors and independent external partners are engaged and periodically review the Company's processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Policy that provides a documented framework for bringing together and organizing the resources for dealing with any event that harms or threatens the security of information. The goal of the Incident Response Policy is to facilitate a quick and efficient response to incidents, and to limit their impact while protecting information assets. The plan defines roles and responsibilities, documents the steps necessary for effectively and efficiently managing an information security incident, and defines channels of communication. The Information Security Officer and Chief Information Officer coordinate investigations of potential cybersecurity incidents.

Our internal processes, and controls are designed to contain, mitigate, or resolve cybersecurity incidents. As of the report date, risks from cybersecurity threats have not materially affected our company. For further discussion of risks from cybersecurity threats, see the section captioned “System Failure, Cybersecurity Breaches, Fraud and Employee Misconduct Could Subject the Company to Increased Operating Costs, as Well as Litigation and Other Potential Losses” in Item 1A. Risk Factors.

Governance

As mentioned, the Company's Information Security Officer is primarily responsible for managing and updating the information security program. The responsibilities for managing the information security program include cybersecurity risk assessment, assessing the types and appropriateness implemented controls and coordinating related control testing, coordinating user training with each department and the appropriateness, data storage and maintenance, incident response, and third-party risk management. Specifically, the information technology department, as a whole, consists of information security professionals with varying degrees of education and experience with senior management in department having higher professional education and experience. Individuals within the department are generally subject to professional education and certification requirements. In particular, the Company's Information Security Officer and Chief Information Officer have relevant expertise and formal training in the areas of information security and cybersecurity risk management.

Our board of directors has approved and delegated initial cybersecurity threat responses to the Incident Response Team. The Information Security Officer and Chief Information Officer are assigned as the Incident Response Team leaders and reports summaries of key issues, including significant cybersecurity and/or privacy incidents to Incident Response Team which includes the Chief Executive Officer. If appropriate, the Chief Executive Officer will communicate actions taken the actions taken to our board of directors. Further, given the ultimate oversight of the Company's information security programs, the Chief Legal Counsel will communicate any regulatory compliance matters related to information system, including cybersecurity, to the board of directors.

Item 2.Properties

City National owns the Company’s executive office, located at 25 Gatewater Road, Charleston, West Virginia. This facility has approximately 60,000 square feet and houses the Company's executive and administrative personnel.

As of December 31, 2023, City National owns seventy-eight bank branch locations and leases twenty bank branch locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations. City National also operates a loan production office leased in Cincinnati, Ohio.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends declared per share and information regarding the closing market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At February 26, 2024, there were 2,516 shareholders of record.

The Company generally pays dividends on a quarterly basis. As noted in the section captioned "Dividends and Other Payments" included in Item 1. Business, the section captioned "Liquidity and Capital Resources" included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Seventeen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to the Company. At December 31, 2023, City National could pay $53.3 million in dividends without prior regulatory permission.

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2023, as well as the NASDAQ Composite Index and the KBW NASDAQ Bank Index.

Cumulative Total Returns
Assumes Initial Investment of $100
made on December 31, 2018

$350
$300
$250
$200
$150
$100
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
City Holding Company
NASDAQ Composite
KBW Nasdaq Bank

	2018	2019	2020	2021	2022	2023
City Holding Company	$100.00	$124.83	$109.63	$132.97	$155.94	$190.17
NASDAQ Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
KBW Nasdaq Bank Index	$100.00	$136.13	$122.09	$168.88	$132.75	$131.57

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Unregistered Sales of Equity Securities and Use of Proceeds

On May 25, 2022, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in March 2021. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended December 31, 2023:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
October 1 - October 31, 2023*	69,606	90.61	849,681	150,319

*There were no common stock repurchases in November or December 2023.

Subsequent to year-ended December 31, 2023, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock. Similar to prior approval, no time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company rescinded its previous repurchase program that was approved in May 2022.

Item 6. Reserved

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
Statistical Information

    The information noted below is provided pursuant to Guide 3 - Statistical Disclosure by Bank Holding Companies and 17 CFR § 229.1400.

Description of Information			Page Reference
Item I.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	33
	b.	Analysis of Net Interest Earnings	34
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	34

II.	Investment Portfolio
	a.	Maturity Schedule of Investments	43

III.	Loan Portfolio
	a.	Types of Loans	44
	b.	Maturities and Sensitivity to Changes in Interest Rates	44
	c.	Other Interest Bearing Assets	None
	d.	Risk Elements	76

V.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	33
	b.	Maturity Schedule of Uninsured Time Certificates of Deposit	49

VI.	Return on Equity and Assets		31

VII.	Short-term Borrowings		39

CITY HOLDING COMPANY

City Holding Company (the "Company"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 98 bank branches in West Virginia (58), Kentucky (23), Virginia (13) and southeastern Ohio (4). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In the Company's key markets, the Company's primary subsidiary, City National, often ranks in the top three relative to deposit market share and the top two relative to branch share (Charleston/Huntington MSA, Beckley/Lewisburg counties, Staunton MSA and Winchester, VA/WV Eastern Panhandle counties). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

On March 10, 2023, the Company acquired 100% of the outstanding common shares of Citizens Commerce Bancshares, Inc. ("Citizens") and its principal banking subsidiary, Citizens Commerce Bank of Versailles, Kentucky. See Note Three for additional information on the acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting policies of the Company conform to U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One of the Notes to Consolidated Financial Statements included herein. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified: (i) the determination of the allowance for credit losses (ii) income taxes and (iii) acquisition and preliminary purchase price accounting to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the December 31, 2023 estimate, the Company assumed an unemployment forecast range of 3.8% to 4.8%, compared to a range of 3.7% to 4.9% utilized in the December 31, 2022 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. Based on sensitivity of the portfolio, the change had no material impact on the reserve.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.2 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.3 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. Between December 31, 2022 and December 31, 2023, management assigned a "moderate decline," or 1.0 basis point increase, to the interest rate risk factor for all pools due to the rising rate environment. Additionally, management assigned a "decline," or 1.5 basis point increase, to the criticized/classified factor for the Commercial substandard loan pool and a "decline," or 1.5 basis point increase, to the loan growth factor for the non-owner occupied loan pool due to growth in the portfolio. In total, the qualitative changes increased the ACL by approximately $0.5 million for the year ended December 31, 2023.

Income Taxes

The Income Taxes section of this Annual Report on Form 10-K provides management’s analysis of the Company’s income taxes.  The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The Company's unrecognized tax benefits could change over the next twelve months as a result of various factors.    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2020 and forward.

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

FINANCIAL SUMMARY

    The Company’s financial performance over the previous three years is summarized in the following table:

	2023	2022	2021

Net income available to common shareholders (in thousands)	$114,365	$102,071	$88,080
Earnings per common share, basic	$7.62	$6.81	$5.67
Earnings per common share, diluted	$7.61	$6.80	$5.66
Cash dividends declared	$2.73	$2.50	$2.34
Book value per share	$45.65	$39.08	$45.22
Dividend payout ratio	35.9%	36.8%	41.3%
ROA*	1.87%	1.71%	1.49%
ROE*	18.0%	16.5%	12.7%
ROATCE*	23.8%	20.3%	15.3%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders’ investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders’ equity less intangible assets.

BALANCE SHEET ANALYSIS

    Select balance sheet fluctuations and ratios are summarized in the following table (in millions):

	December 31,
	2023	2022	$ Change	% Change

Cash and cash equivalents	$156.3	$200.0	$(43.7)	(21.9)%
Investment securities	1,369.1	1,529.3	(160.2)	(10.5)%
Gross loans	4,125.9	3,646.3	479.6	13.2%
Goodwill and other intangible assets, net	162.6	115.7	46.9	40.5%

Total deposits	$4,934.3	$4,869.9	$64.4	1.3%

FHLB long-term advances	100.0	—	$100.0	N/A
Tangible equity to tangible assets	8.57%	8.02%

Cash and cash equivalents decreased $43.7 million (21.9%) from $200.0 million at December 31, 2022, to $156.3 million at December 31, 2023 primarily due to an increase in gross loans that were partially offset by a decrease in investment balances, an increase in FHLB long-term advances, and an increase deposit balances.

Investment securities decreased $160.2 million (10.5%) from $1.53 billion at December 31, 2022, to $1.37 billion at December 31, 2023 due to maturities and calls.

Gross loans increased $479.6 million (13.2%) from December 31, 2022 to $4.13 billion at December 31, 2023 primarily due to the Company’s acquisition of Citizens ($254.7 million). Excluding the acquisition, total loans increased $224.9 million, (6.2%), from December 31, 2022 to $3.87 billion at December 31, 2023. Commercial real estate loans increased $101.4 million (7.3%), residential real estate loans increased $51.3 million (3.0%), commercial and industrial loans increased $38.4 million (10.3%), and consumer loans increased $13.4 million (27.4%).

Goodwill and other intangible assets, net, increased $46.9 million (40.5%) from December 31, 2022 to $162.6 million at December 31, 2023, due to the acquisition of Citizens.

Total deposits increased $64.4 million (1.3%) from December 31, 2022 to $4.9 billion at December 31, 2023 due to the Company's acquisition of Citizens ($298.7 million). Excluding the acquisition, depository balances declined $234.3 million, or 4.8% from December 31, 2022. Savings deposit balances decreased $208 million, noninterest-bearing demand deposit balances decreased $66.5 million, and interest-bearing demand deposit balances decreased $ 45.6 million. These decreases were partially offset by an increase in time deposit balances of $85.8 million.

FHLB long-term advances increased $100.0 million from December 31, 2022 to December 31, 2023. During the second quarter of 2023, the Company borrowed $100.0 million from the Federal Home Loan Bank at a weighted average rate of 4.01%.

TABLE ONE
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(In thousands)

	2023			2022			2021
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio(1):
Residential real estate(2),(3)	$1,899,239	$88,083	4.64%	$1,755,772	$68,581	3.91%	$1,658,710	$65,060	3.92%
Commercial, financial, and agriculture(3)	1,935,038	120,783	6.24	1,781,132	75,390	4.23	1,838,560	68,784	3.74
Installment loans to individuals(3),(4)	66,636	3,828	5.74	46,622	2,567	5.51	48,708	2,831	5.81
Total loans	3,900,913	212,694	5.45	3,583,526	146,538	4.09	3,545,978	136,675	3.85
Securities:
Taxable	1,273,674	48,335	3.79	1,288,252	34,445	2.67	1,075,550	23,071	2.15
Tax-exempt(5)	175,383	4,878	2.78	218,588	6,217	2.84	242,125	6,362	2.63
Total securities	1,449,057	53,213	3.67	1,506,840	40,662	2.70	1,317,675	29,433	2.23
Deposits in depository institutions	142,299	6,382	4.48	357,184	3,794	1.06	568,928	693	0.12
Total interest-earning assets	5,492,269	272,289	4.96	5,447,550	190,994	3.51	5,432,581	166,801	3.07
Cash and due from banks	74,443			88,581			92,847
Bank premises and equipment	72,582			72,590			76,069
Goodwill and intangible assets	153,937			116,469			117,899
Other assets	329,198			271,685			216,493
Less: allowance for credit losses	(22,089)			(17,687)			(21,922)
Total assets	$6,100,340			$5,979,188			$5,913,967

Liabilities
Interest-bearing demand deposits	$1,291,234	11,048	0.86%	$1,150,007	1,234	0.11%	$1,071,628	504	0.05%
Savings deposits	1,332,527	7,979	0.60	1,414,727	1,544	0.11	1,291,225	689	0.05
Time deposits(3)	969,329	18,260	1.88	983,046	4,666	0.47	1,157,502	8,213	0.71
Short-term borrowings	290,440	12,027	4.14	284,611	2,211	0.78	298,413	489	0.16
FHLB long-term advances	66,849	2,709	4.05	—	—	—	—	—	—
Total interest-bearing liabilities	3,950,379	52,023	1.32	3,832,391	9,655	0.25	3,818,768	9,895	0.26
Noninterest-bearing demand deposits	1,389,295			1,429,415			1,315,801
Other liabilities	125,377			98,553			84,377
Total shareholders’ equity	635,289			618,829			695,021
Total liabilities and shareholders’ equity	$6,100,340			$5,979,188			$5,913,967
Net interest income		$220,266			$181,339			$156,906
Net yield on earning assets			4.01%			3.33%			2.89%

1.For purposes of this table, non-accruing loans have been included in average balances and the following net loan fees (in thousands) have been included in interest income:

	2023	2022	2021
Loan fees, net	$1,366	$568	$3,550

2.Includes the Company's residential real estate and home equity loan categories.

3.Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

	2023	2022	2021
Residential real estate	$243	$298	$620
Commercial, financial, and agriculture	2,276	642	1,198
Installment loans to individuals	41	45	87
Time deposits	535	83	193
Total	$3,095	$1,068	$2,098

4.Includes the Company’s consumer and DDA overdrafts loan categories.
5.Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

TABLE TWO
RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(In thousands)

	2023 vs. 2022 Increase (Decrease) Due to Change In:			2022 vs. 2021 Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$5,604	$13,898	$19,502	$3,774	$(58)	$3,716
Commercial, financial, and agriculture	6,514	38,879	45,393	(2,148)	8,754	6,606
Installment loans to individuals	1,102	159	1,261	(121)	(143)	(264)
Previously securitized loans	—	—	—	—	(195)	(195)
Total loans	13,220	52,936	66,156	1,505	8,358	9,863
Securities:
Taxable	(390)	14,280	13,890	4,563	6,811	11,374
Tax-exempt(1)	(1,229)	(110)	(1,339)	(618)	473	(145)
Total securities	(1,619)	14,170	12,551	3,945	7,284	11,229
Deposits in depository institutions	(2,283)	4,871	2,588	(258)	3,359	3,101
Total interest-earning assets	$9,318	$71,977	$81,295	$5,192	$19,001	$24,193

Interest-bearing liabilities:
Interest-bearing demand deposits	$152	$9,662	$9,814	$37	$693	$730
Savings deposits	(90)	6,525	6,435	66	789	855
Time deposits	(65)	13,659	13,594	(1,238)	(2,309)	(3,547)
Short-term borrowings	45	9,771	9,816	(23)	1,745	1,722
FHLB long-term advances	2,709	—	2,709	—	—	—
Total interest-bearing liabilities	2,751	39,617	42,368	(1,158)	918	(240)
Net Interest Income	$6,567	$32,360	$38,927	$6,350	$18,083	$24,433

1.Fully federal taxable equivalent using a tax rate of approximately 21%.

NET INTEREST INCOME

2023	2022	2021

Total interest income	$271,264	$189,688	$165,467
Total interest expense	52,023	9,655	9,894
Net interest income	219,241	180,033	155,573

2023 vs. 2022

    The Company’s net interest income increased from $180.0 million for the year ended December 31, 2022 to $219.2 million for the year ended December 31, 2023. The Company’s tax equivalent net interest income increased $39.0 million, or 21.5%, from $181.3 million for the year ended December 31, 2022 to $220.3 million for the year ended December 31, 2023. The acquisition of Citizens during the first quarter of 2023 added $10.6 million of net interest income during the year ended December 31, 2023. Due to increases in market rates, net interest income increased by $47.2 million due to an increase in loan yields (net of loan fees and accretion) of 127 basis points, by $14.2 million due to an increase in the yield on investment securities of 97 basis points, and by $4.9 million due to a 342 basis point increase on deposits in depository institutions. In addition, net interest income increased $4.4 million due to an increase in balances of loans of $110.2 million and by $2.0 million due to additional accretion from the year ended December 31, 2022.

These increases were partially offset by an increase in the cost of interest bearing liabilities (110 basis points) which decreased net interest income by $41.6 million, lower balances of deposits in depository institutions ($214.9 million) that lowered net interest income by $2.3 million, and lower investment balances ($57.8 million) that lowered net interest income by $1.6 million. The Company’s reported net interest margin increased from 3.33% for the year ended December 31, 2022 to 4.01% for the year ended December 31, 2023.

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

TABLE THREE
NON-GAAP FINANCIAL MEASURES
(In thousands)

	2023	2022	2021

Net interest income ("GAAP")	$219,241	$180,033	$155,573
Taxable equivalent adjustment	1,025	1,306	1,333
Net interest income, fully taxable equivalent	$220,266	$181,339	$156,906

Equity to assets ("GAAP")	10.98%	9.83%	11.34%
Effect of goodwill and other intangibles, net	(2.41)	(1.81)	(1.76)
Tangible common equity to tangible assets	8.57%	8.02%	9.58%

Return on average tangible equity ("GAAP")	23.8%	20.3%	15.3%
Impact of merger related expenses	0.8	—	—
Impact of merger related provision	0.3	—	—
Return on tangible equity, excluding merger related expenses and provision	24.9%	20.3%	15.3%

Return on assets ("GAAP")	1.87%	1.71%	1.49%
Impact of merger related expenses	0.07	—	—
Impact of merger related provision	0.03	—	—
Return on assets, excluding merger related expenses and provision	1.97%	1.71%	1.49%

Efficiency ratio	47.8%	48.2%	51.3%
Impact of merger expenses	(1.8)	—	—
Efficiency ratio, net of merger expenses	46.0%	48.2%	51.3%

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

2023 vs. 2022

    Selected income statement fluctuations and ratios are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2023	2022	$ Change	% Change
Net realized investment security (losses) gains	$(4.9)	$—	(4.9)	N/A
Unrealized (losses) gains recognized on equity securities still held	$0.4	$(1.6)	$2.0	125%
Non-interest income, excluding net investment securities (losses) gains	75.1	73.7	1.4	2%
Merger-related expenses	5.2	0.3	4.9	1,822%
Non-interest expense, excluding merger-related expenses	138.4	124.0	14.3	12%

Efficiency ratio, excluding merger-related expenses	46.0	48.2
Full-time equivalent employees	957	909

    Non-interest income was $70.6 million for the year ended December 31, 2023, as compared to $72.1 million for the year ended December 31, 2022. In 2023, the Company reported $4.9 million of realized security losses and $0.4 million of unrealized security gains on the Company’s equity securities as compared to $1.6 million of unrealized security losses on the Company’s equity securities in 2022. The realized security losses during 2023, which lowered diluted earnings per share by $0.25, were executed to reposition a portion of our investment securities.

Exclusive of these realized and unrealized gains and losses, non-interest income increased $1.4 million, or 2.0%, from $73.7 million for 2022 to $75.1 million for 2023. This increase was largely attributable to an increase of $0.8 million, or 8.7%, in trust and investment management fee income and a $0.6 million, or 2.2%, increase in bankcard revenue. In addition, death benefits from bank owned life insurance increased $0.5 million from the year ended December 31, 2022. These increases were partially offset by a decrease of $0.6 million in service charges.

Non-interest expenses, excluding merger expenses, increased $14.3 million, or 12%, from $124.0 million for the year ended 2022 to $138.4 million for the year ended 2023. This increase was largely due to an increase in salaries and employee benefits of $6.6 million due to salary adjustments, Citizens personnel ($1.9 million), and increased health insurance along with increase in other expenses of $4.9 million. In addition, bankcard expense increased $1.4 million, FDIC expense increased $1.2 million and occupancy related expenses increased $0.6 million.

2022 vs. 2021

    Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2022	2021	$ Change	% Change
Unrealized gains (losses) recognized on equity securities still held	$(1.6)	$0.5	$(2.1)	(420)%
Sale of VISA shares	—	—	—	—%
Non-interest income, excluding net investment securities (losses) gains	73.7	68.8	4.9	7%
Non-interest expense, less merger related expenses	124.0	117.2	6.8	6%

Efficiency ratio	48.2	51.3
Full-time equivalent employees	909	905

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

INCOME TAXES

    Selected information regarding the Company's income taxes is presented in the table below (dollars in millions):

	For the year ended December 31,
	2023	2022	2021

Income tax expense	$28.7	$25.3	$23.1

Effective tax rate	20.1%	19.8%	20.8%

    A reconciliation of the effective tax rate to the statutory rate is included in Note Twelve of the Notes to Consolidated Financial Statements.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company was in a net deferred tax asset position ($42.2 million) at December 31, 2023 and a net deferred tax asset position ($44.9 million) at December 31, 2022. The decrease in net deferred tax asset was largely due to a decrease in the Company's investment valuation, primarily in the mortgage-backed security portfolio.

    The components of the Company’s net deferred tax assets are disclosed in Note Twelve of the Notes to Consolidated Financial Statements. Realization of the most significant net deferred tax assets is primarily dependent on future events taking place that will reverse the current deferred tax assets. The deferred tax asset associated with unrealized securities losses is the tax impact of the unrealized losses on the Company’s available-for-sale security portfolio.  The impact of the Company’s unrealized losses is noted in the Company’s Consolidated Statements of Changes in Shareholders’ Equity as an adjustment to Accumulated Other Comprehensive (Loss) Income.  This deferred tax asset would be realized if the unrealized securities losses on the Company's securities were realized from the sales of the related securities. The Company believes that it is more likely than not that each of the deferred tax assets will be realized and that no significant valuation allowances were necessary as of December 31, 2023 or 2022.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At December 31, 2023, City National could pay dividends up to $53.3 million without prior regulatory permission.

During 2023, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. Additional information concerning sources and uses of cash by the Parent Company is discussed in Note Nineteen of the Notes to Consolidated Financial Statements.

The Parent Company anticipates continuing the payment of dividends, which are expected to approximate $42.4 million on an annualized basis for 2024 based on common shareholders of record at December 31, 2023 at a dividend rate of $2.86 per share for 2024.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.6 million of additional cash over the next 12 months. As of December 31, 2023, the Parent Company reported a cash balance of $64.0 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next twelve months. Excluding the dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2024.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB"), the Federal Reserve Discount Window, and other financial institutions. City National had an additional $1.9 billion and $1.6 billion available from unused portions of lines of credit with the FHLB and Federal Reserve Discount Window at December 31, 2023 and 2022, respectively. No short-term or long-term funding has been utilized with certain other financial institutions the Company maintains business relationships as of December 31, 2023. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

 The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. As illustrated in the Consolidated Statements of Cash Flows, the Company generated $137.6 million of cash from operating activities during 2023, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.

The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.37 billion at December 31, 2023, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $435 million.

The Company’s net loan to asset ratio is 66.5% as of December 31, 2023 and deposit balances fund 80.0% of total assets as compared to 72.9% for its peers (Bank Holding Company Peer Group, as of the most recent data available as of September 30, 2023, which includes commercial banks with assets ranging from $3 billion to $10 billion). Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 63.1% of the Company’s total assets and the Company uses time deposits over $250,000 to fund 5.5% of total assets compared to its peers, which fund 12.3% of total assets with such deposits.

Capital Resources

During 2023, Shareholders’ Equity increased $99 million, or 17.2%, from $578 million at December 31, 2022 to $677 million at December 31, 2023.  This increase was primarily due to net income of $114 million, the issuance of 667,000 shares of common stock for the acquisition of Citizens Commerce Bancshares, Inc. of $62 million, and other comprehensive income of $21 million that were partially offset by common share repurchases of $60 million and cash dividends declared of $41 million.

During the year ended December 31, 2023, the Company repurchased approximately 666,575 common shares at a weighted average price of $90.21 per share as part of a one million share repurchase plan authorized by the Board of Directors in May 2022. At December 31, 2023, the Company could repurchase an additional approximately 150,319 shares under the current plan.

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

    The Company’s minimum required capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2023	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$627,579	15.7%	$279,768	7.0%	$259,875	6.5%
City National Bank	549,031	13.8%	278,692	7.0%	258,785	6.5%
Tier 1 Capital
City Holding Company	627,579	15.7%	339,718	8.5%	319,735	8.0%
City National Bank	549,031	13.8%	338,412	8.5%	318,505	8.0%
Total Capital
City Holding Company	648,646	16.2%	419,652	10.5%	399,669	10.0%
City National Bank	570,099	14.3%	418,038	10.5%	398,131	10.0%
Tier 1 Leverage Ratio
City Holding Company	627,579	10.2%	245,468	4.0%	306,835	5.0%
City National Bank	549,031	8.9%	245,587	4.0%	306,984	5.0%

December 31, 2022	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$598,068	16.2%	$257,965	7.0%	$239,538	6.5%
City National Bank	508,586	13.9%	256,520	7.0%	238,197	6.5%
Tier 1 Capital
City Holding Company	598,068	16.2%	313,243	8.5%	294,817	8.0%
City National Bank	508,586	13.9%	311,488	8.5%	293,166	8.0%
Total Capital
City Holding Company	612,654	16.6%	386,947	10.5%	368,521	10.0%
City National Bank	523,172	14.3%	384,780	10.5%	366,457	10.0%
Tier 1 Leverage Ratio
City Holding Company	598,068	10.0%	238,954	4.0%	298,692	5.0%
City National Bank	508,586	8.6%	237,973	4.0%	297,466	5.0%

As of December 31, 2023, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized."  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the OCC and the FDIC.  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of December 31, 2023, management believes that City Holding and City National meet all capital adequacy requirements.

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

Contractual Obligations

The Company has various financial obligations that may require future cash payments according to the terms of the obligations. Demand, both noninterest- and interest-bearing, and savings deposits are, generally, payable immediately upon demand at the request of the customer. Therefore, the contractual maturity of these obligations is presented in the following table as "less than one year." Time deposits, typically certificates of deposit, are customer deposits that are evidenced by an agreement between the Company and the customer that specify stated maturity dates; early withdrawals by the customer are subject to penalties assessed by the Company. Short-term borrowings and FHLB long-term advances represent borrowings of the Company and have stated maturity dates. Operating leases between the Company and the lessor have stated expiration dates and renewal terms.

TABLE FOUR
CONTRACTUAL OBLIGATIONS

    The composition of the Company's contractual obligations as of December 31, 2023 is presented in the following table (in thousands):

	Contractual Maturity in
	Less than One Year	Greater than One Year	Total

Noninterest-bearing demand deposits	$1,342,804	$—	$1,342,804
Interest-bearing demand deposits(1)	1,291,150	—	1,291,150
Savings deposits(1)	1,259,548	—	1,259,548
Time deposits(1)	792,392	266,557	1,058,949
Short-term borrowings(1)	349,892	—	349,892
FHLB long-term advances(1)	4,013	111,343	115,356
Low income housing tax credits ("LIHTCs") funding commitments	15,394	12,054	27,448
Supplemental employee retirement plans	526	5,499	6,025
Deferred compensation plans	148	3,234	3,382
Real estate leases	1,128	6,989	8,117
Total Contractual Obligations	$5,056,995	$405,676	$5,462,671

(1)Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2023. The contractual amounts to be paid on variable-rate obligations are affected by market interest rates that could materially affect the contractual amounts to be paid.

The Company’s liability for uncertain tax positions at December 31, 2023 was $1.3 million pursuant to ASC Topic 740.  This liability represents an estimate of tax positions that the Company has taken in its tax returns that may ultimately not be sustained upon examination by tax authorities.  As the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable reliability, this estimated liability has been excluded from the contractual obligations table.

As disclosed in Note Fifteen of the Notes to Consolidated Financial Statements, the Company has entered into agreements with its customers to extend credit or to provide conditional commitments to provide payment on drafts presented in accordance with the terms of the underlying credit documents (including standby and commercial letters of credit). The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. As a result of the Company’s off-balance sheet arrangements for 2023 and 2022, no material revenue, expenses, or cash flows were recognized.  In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

INVESTMENTS

The investment portfolio is structured to provide flexibility in managing liquidity needs and interest rate risk, while providing acceptable rates of return.

The majority of the Company’s investment securities continue to be mortgage-backed securities. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac and Ginnie Mae.

The Company's municipal bond portfolio of $213 million as of December 31, 2023 has an average tax equivalent yield of 2.45% with an average maturity of 12.1 years. The average dollar amount invested in each security is $0.8 million. The portfolio has 93% rated "A" or better and the remaining portfolio is unrated, as the issuances represented small issuances of revenue bonds. Additional credit support has been purchased by the issuer for 24% of the portfolio, while 76% has no additional credit support. Management re-underwrites 100% of the portfolio on an annual basis, using the same guidelines that are used to underwrite its commercial loans. Revenue bonds were 57% of the portfolio, while the remaining 43% were general obligation bonds. Geographically, the portfolio supports the Company's footprint, with 15% of the portfolio being from municipalities throughout West Virginia, and the remainder from communities in Texas, Washington, Ohio and various other states.

The weighted average yield of the Company's investment portfolio is presented in the following table (dollars in thousands):

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Obligations of states and political subdivisions	$1,768	3.18%	$20,615	3.26%	$43,232	3.56%	$147,123	1.85%
Mortgage-backed securities:
U.S. government agencies	185	3.29	50,911	2.87	345,922	2.93	691,075	2.88
Private label	—	—	—	—	97	—	6,607	3.91
Trust preferred securities	—	—	—	—	—	—	4,278	7.36
Corporate securities	970	5.3	9,650	4.88	15,704	3.23	—	—
Total Debt Securities available-for-sale	$2,923	3.89%	$81,176	3.21%	$404,955	3.01%	$849,083	2.73%

Weighted-average yields on tax-exempt obligations of states and political subdivisions have been computed on a taxable-equivalent basis using the federal statutory tax rate of 21%.  Average yields on investments available-for-sale are computed based on amortized cost. Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

TABLE FIVE
LOAN PORTFOLIO

    Loans increased $479.7 million (13.2%) from December 31, 2022 to $4.13 billion at December 31, 2023. The Company’s acquisition of Citizens increased total loans by $254.7 million. Excluding the acquisition, total loans increased $225.0 million (6.2%) from December 31, 2022. Commercial real estate loans increased $101.4 million (7.3%); residential real estate loans increased $51.3 million (3.0%); commercial and industrial loans increased $38.4 million (10.3%); home equity loans increased $19.1 million (14.3%); and consumer loans increased $13.4 million (27.4%). The composition of the Company’s loan portfolio as of the dates indicated follows (in thousands):

	2023	2022

Commercial and industrial	$426,951	$373,890

1-4 Family	206,237	116,192
Hotels	357,142	340,404
Multi-family	189,165	174,786
Non Residential Non-Owner Occupied	680,590	585,964
Non Residential Owner Occupied	240,328	174,961
Commercial real estate	1,673,462	1,392,307

Residential real estate	1,788,149	1,693,523
Home equity	167,201	134,317
Consumer	65,246	48,806
DDA overdrafts	4,914	3,415
Total loans	$4,125,923	$3,646,258

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. C&I loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans increased $38.4 million from December 31, 2022 to December 31, 2023, excluding $14.7 million of C&I loans acquired from Citizens.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans, but have different collateral risk. Commercial real estate loans increased $101.4 million to $1.67 billion at December 31, 2023, excluding $179.8 million of commercial real estate loans acquired from Citizens.  At December 31, 2023, $2 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $206.2 million as of December 31, 2023. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦The Hotel portfolio is comprised of all lodging establishments and totaled $357.1 million as of December 31, 2023. Risk characteristics relate to the demand for both business and personal travel.
◦Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $189.2 million as of December 31, 2023. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $680.6 million while nonresidential owner-occupied commercial real estate totaled $240.3 million as of December 31, 2023. Risk characteristics relate to levels of consumer spending and overall economic conditions.

The Company categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor the portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2023, City National was within its internally designated concentration limits. As of December 31, 2023, City National's loans to borrowers within the Lessors of Nonresidential Buildings categories exceeded 10% of total loans (15%). No other NAICS industry classification exceeded 10% of total loans as of December 31, 2023. Management also monitors non-owner occupied commercial real estate as a percent of risk based capital (based upon regulatory guidance). At December 31, 2023, the Company had $1.5 billion of commercial loans classified as non-owner occupied and was within its designated concentration threshold.

Residential real estate loans increased $51.3 million from December 31, 2022 to $1.79 billion at December 31, 2023, excluding $43.4 million of residential real estate loans acquired from Citizens. Residential real estate loans include loans for the purchase or refinance of consumers' residence and first-priority home equity loans allow consumers to borrow against the equity in their home.  These loans primarily consist of single family three- and five-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans. Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. Additionally, the Company periodically purchases residential mortgage loans. The credit and collateral documents for each potential purchased loan are reviewed to ensure the credit metrics are acceptable to management. At December 31, 2023, $23 million of the residential real estate loans were for properties under construction.

Home equity loans increased $19.1 million from December 31, 2022 to $167 million at December 31, 2023, excluding $13.7 million of home equity loans acquired from Citizens. City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on a residential property.  Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien.  These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments.  Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans.  The amount of credit extended is directly related to the value of the real estate securing the loan at the time the loan is made.

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property, or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring such factors as portfolio size and growth, internal lending policies and pertinent economic conditions. City National's underwriting standards are continually evaluated and modified based upon these factors. Consumer loans increased $13.4 million from 2022 to $65 million at December 31, 2023, excluding $3.0 million of consumer loans acquired from Citizens.

    The following table shows the scheduled maturity of loans outstanding as of December 31, 2023 (in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

Commercial and industrial	$93,421	$242,295	$79,264	$11,971	$426,951

1-4 Family	25,872	27,775	77,005	75,585	206,237
Hotels	17,347	157,093	146,937	35,765	357,142
Multi-family	1,659	34,205	114,490	38,811	189,165
Non Residential Non-Owner Occupied	15,427	226,172	337,397	101,594	680,590
Non Residential Owner Occupied	17,972	40,482	102,614	79,260	240,328
Commercial real estate	78,277	485,727	778,443	331,015	1,673,462

Residential real estate	2,837	15,775	184,715	1,584,822	1,788,149
Home equity	2,172	7,414	39,019	118,596	167,201
Consumer and DDA Overdrafts	4,245	29,700	31,236	4,979	70,160
Total loans	$180,952	$780,911	$1,112,677	$2,051,383	$4,125,923
The maturity table above is based on actual loan maturity dates and does not consider prepayments or any other assumptions.

Loans maturing after one year with interest rates that are:	Fixed until Maturity	Variable or adjustable	Total

Commercial and industrial	$140,613	$192,917	$333,530

1-4 Family	20,964	159,401	180,365
Hotels	97,850	241,945	339,795
Multi-family	30,182	157,324	187,506
Non Residential Non-Owner Occupied	94,404	570,759	665,163
Non Residential Owner Occupied	40,779	181,577	222,356
Commercial real estate	284,179	1,311,006	1,595,185

Residential real estate	267,371	1,517,941	1,785,312
Home equity	25,893	139,136	165,029
Consumer and DDA Overdrafts	58,449	7,466	65,915
Total loans	$776,505	$3,168,466	$3,944,971
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

As a result of the Company’s analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a provision for credit losses of $3.2 million for the year ended December 31, 2023 and $0.5 million for year ended December 31, 2022. The increase in provision for the year ended December 31, 2023 was due to the acquisition of Citizens ($2.0 million), loan growth, and credit downgrades that were partially offset by lower historical loss rates in the portfolio.

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of December 31, 2023 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

TABLE SIX
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

    The allocation of the allowance for credit losses by portfolio segment and the percent of loans in each category to total loans is shown in the table below (dollars in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	2023		2022
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$4,474	10%	$3,568	10%

1-4 Family	1,402	5%	566	3
Hotels	2,211	9%	2,332	10
Multi-family	1,002	5%	380	5
Non Residential Non-Owner Occupied	4,077	16%	2,019	16
Non Residential Owner Occupied	2,453	6%	1,315	5
Commercial real estate	11,145	41%	6,612	39

Residential real estate	5,398	43%	5,427	46
Home equity	490	4%	290	4
Consumer	269	2%	110	1
DDA overdrafts	969	—%	1,101	—
Allowance for Credit Losses	$22,745	100%	$17,108	100%

The ACL increased from $17.1 million at December 31, 2022 to $22.7 million at December 31, 2023. The allowance attributed to the commercial real estate loan portfolio increased $4.5 million from $6.6 million at December 31, 2022 to $11.1 million at December 31, 2023. This increase was due to the acquisition of Citizen's Commerce Bank, overall loan growth in the portfolio, and downgrades of certain loans.

The following table shows asset quality ratios as of December 31, 2022 and 2021:

	2023	2022

Net charge offs to average loans	0.01%	0.04%
Provision for (recovery of) credit losses to average loans	0.08	0.01
Allowance for credit losses to nonperforming loans	290.56	317.28
Allowance for credit losses to total loans	0.55	0.47
Non-performing assets as a percentage of total loans and OREO	0.21	0.17

GOODWILL

The Company evaluates the recoverability of goodwill and indefinite lived intangible assets annually as of November 30th, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the Company's business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. As described in Note One of the Notes to Consolidated Financial Statements, the Company conducts its business activities through one reportable business segment – community banking. Fair values are estimated by reviewing the Company’s stock price as it compares to book value and the Company’s reported earnings.  In addition, the impact of future earnings and activities is considered in the Company’s analysis.  The Company had increased to approximately $150 million of goodwill at December 31, 2023 from $109 million at December 31, 2022 due to the acquisition of Citizens Commerce in March 2023 (see Note Three for further information). No impairment was required to be recognized in 2023 or 2022, as the estimated fair value of the Company has continued to exceed its book value.

CERTIFICATES OF DEPOSIT

The Company has time certificates of deposit that meet or exceed the FDIC insurance limit of $250,000 totaling an estimated $338.4 million. Scheduled maturities of uninsured time certificates of deposit are estimated at December 31, 2023 and are summarized in the table below (in thousands).

TABLE SEVEN
MATURITY DISTRIBUTION OF UNINSURED CERTIFICATES OF DEPOSIT

Amounts

Three months or less	$26,647
Over three months through six months	36,533
Over six months through twelve months	41,224
Over twelve months	31,949
Total	$136,353

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

            At December 31, 2023, approximately 23% of total assets, or $1.4 billion, consisted of financial instruments recorded at fair value. Most of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. At December 31, 2023, approximately $49 million of derivative liabilities were recorded at fair value using methodologies involving observable market data. The Company does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on the Company’s results of operations, liquidity, or capital resources. See Note Eighteen of the Notes to Consolidated Financial Statements for additional information regarding ASC Topic 820 and its impact on the Company’s financial statements.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
December 31, 2023
+300	8.50	-4.5%
+200	7.50	-2.4
+100	6.50	-1.6
-100	4.50	-7.2
-200	3.50	-8.3
-300	2.50	-13.9

December 31, 2022
+300	7.50%	-4.5%
+200	6.50	-2.6
+100	5.50	-1.2
-100	3.50	-5.5
-200	2.50	-14.4
-300	1.50	-19.3

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, management believes that, as of December 31, 2023, the Company's system of internal control over financial reporting is effective based on those criteria.  Crowe LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page 54.

February 28, 2024

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of City Holding Company and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses – Qualitative Factors

As more fully described in Notes 1 and 6 of the consolidated financial statements, the Company’s allowance for credit losses represents management’s best estimate of expected losses in the loan portfolio. Estimates of expected credit losses for loans are based on reasonable and supportable forecasts of future economic conditions, historical loss experience and qualitative factors.

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
Washington, D.C.
February 28, 2024

FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$123,033	$70,257
Interest-bearing deposits in depository institutions	33,243	129,743
Cash and Cash Equivalents	156,276	200,000

Investment securities available for sale, at fair value (amortized cost $1,479,545 and $1,673,864, net of allowance for credit losses of $0 at December 31, 2023 and December 31, 2022, respectively)	1,338,137	1,505,520
Other securities	30,966	23,807
Total Investment Securities	1,369,103	1,529,327

Gross loans	4,125,923	3,646,258
Allowance for credit losses	(22,745)	(17,108)
Net Loans	4,103,178	3,629,150

Bank owned life insurance	118,122	120,674
Premises and equipment, net	72,146	70,786
Accrued interest receivable	20,290	18,287
Deferred tax assets, net	42,216	44,884
Goodwill and other intangible assets, net	162,568	115,735
Other assets	124,153	149,263
Total Assets	$6,168,052	$5,878,106

Liabilities
Deposits:
Noninterest-bearing	$1,342,804	$1,351,415
Interest-bearing:
Demand deposits	1,291,011	1,233,482
Savings deposits	1,259,457	1,396,869
Time deposits	1,040,990	888,100
Total Deposits	4,934,262	4,869,866

Short-term borrowings:
FHLB short-term advances	25,000	—
Securities sold under agreements to repurchase	309,856	290,964
FHLB long-term advances	100,000	—
Other liabilities	121,868	139,424
Total Liabilities	5,490,986	5,300,254

Commitments and contingencies - see Note Fifteen

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; 0 issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at December 31, 2023 and 2022, less 4,215,731 and 4,259,399 shares in treasury, respectively	47,619	47,619
Capital surplus	177,424	170,980
Retained earnings	780,299	706,696
Treasury stock	(217,737)	(215,955)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(107,958)	(128,066)
Underfunded pension liability	(2,581)	(3,422)
Total Accumulated Other Comprehensive (Loss) Income	(110,539)	(131,488)
Total Shareholders’ Equity	677,066	577,852
Total Liabilities and Shareholders’ Equity	$6,168,052	$5,878,106

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2023	2022	2021
Interest Income
Interest and fees on loans	$212,693	$146,538	$136,676
Interest on investment securities:
Taxable	48,335	34,445	23,071
Tax-exempt	3,854	4,911	5,027
Interest on deposits in depository institutions	6,382	3,794	693
Total Interest Income	271,264	189,688	165,467

Interest Expense
Interest on deposits	37,287	7,444	9,405
Interest on short-term borrowings	12,027	2,211	489
Interest on FHLB long-term advances	2,709	—	—
Total Interest Expense	52,023	9,655	9,894
Net Interest Income	219,241	180,033	155,573
Provision for (recovery of) credit losses	3,243	474	(3,165)
Net Interest Income After Provision for (Recovery of) Credit Losses	215,998	179,559	158,738

Non-Interest Income
Net (losses) gains on sale of investment securities	(4,908)	4	312
Unrealized (losses) gains recognized on equity securities still held	432	(1,585)	504
Service charges	27,751	28,335	25,539
Bankcard revenue	27,960	27,349	26,987
Trust and investment management fee income	9,563	8,798	8,415
Bank owned life insurance	6,037	5,559	3,895
Other income	3,794	3,617	3,989
Total Non-Interest Income	70,629	72,077	69,641

Non-Interest Expense
Salaries and employee benefits	73,163	66,536	61,850
Occupancy related expenses	11,318	10,718	10,083
Equipment and software related expenses	11,629	11,791	10,486
FDIC insurance expense	2,922	1,673	1,583
Advertising	3,112	3,405	3,091
Bankcard expenses	7,447	6,032	6,455
Postage, delivery, and statement mailings	2,526	2,362	2,323
Office supplies	1,945	1,744	1,547
Legal and professional fees	2,035	2,194	2,279
Telecommunications	2,411	2,616	2,858
Repossessed asset losses (gains), net of expenses	28	59	(57)
Merger related costs	5,150	268	—
Other expenses	19,835	14,904	14,687
Total Non-Interest Expense	143,521	124,302	117,185

CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2023	2022	2021
Income Before Income Taxes	$143,106	$127,334	$111,194
Income tax expense	28,741	25,263	23,114
Net Income Available to Common Shareholders	$114,365	$102,071	$88,080

Average shares outstanding, basic	14,868	14,847	15,381
Effect of dilutive securities	23	26	26
Average shares outstanding, diluted	14,891	14,873	15,407

Basic earnings per common share	$7.62	$6.81	$5.67
Diluted earnings per common share	$7.61	$6.80	$5.66

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2023	2022	2021

Net income available to common shareholders	$114,365	$102,071	$88,080

Available-for-Sale Securities
Unrealized gain (loss) on available-for-sale securities arising during period	21,442	(192,359)	(24,857)
Reclassification adjustment for net losses (gains)	4,908	(4)	(312)
Other comprehensive income (loss) related to available-for-sale securities	26,350	(192,363)	(25,169)

Defined Benefit Pension Plan
Net gain (loss) arising during period	777	(697)	1,726
Reclassification adjustment for amortization of actuarial net gains in net periodic pension cost	344	780	1,122
Change in underfunded pension liability	1,121	83	2,848

Other comprehensive income (loss) before income taxes	27,471	(192,280)	(22,321)
Tax effect	(6,522)	46,532	5,348
Other comprehensive income (loss), net of tax	20,949	(145,748)	(16,973)

Comprehensive income (loss), net of tax	$135,314	$(43,677)	$71,107

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
(dollars and shares in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balances at December 31, 2020	47,619	171,304	589,988	(139,038)	31,233	$701,106
Net income	—	—	88,080	—	—	88,080
Other comprehensive loss, net of tax	—	—	—	—	(16,973)	(16,973)
Cash dividends declared ($2.34 per share)	—	—	(36,242)	—	—	(36,242)
Stock-based compensation expense, net	—	3,121	—	—	—	3,121
Restricted awards granted	—	(1,860)	—	1,860	—	—
Exercise of 15 stock options	—	(1,623)	—	2,314	—	691
Purchase of 760 treasury shares	—	—	—	(58,678)	—	(58,678)
Balances at December 31, 2021	$47,619	$170,942	$641,826	$(193,542)	$14,260	$681,105

Balances at December 31, 2021	$47,619	$170,942	$641,826	$(193,542)	$14,260	$681,105
Net income	—	—	102,071	—	—	102,071
Other comprehensive loss, net of tax	—	—	—	—	(145,748)	(145,748)
Cash dividends declared ($2.50 per share)	—	—	(37,201)	—	—	(37,201)
Stock-based compensation expense, net	—	3,276	—	—	—	3,276
Restricted awards granted	—	(2,821)	—	2,821	—	—
Exercise of 15 stock options	—	(417)	—	1,215	—	798
Purchase of 325 treasury shares	—	—	—	(26,449)	—	(26,449)
Balances at December 31, 2022	$47,619	$170,980	$706,696	$(215,955)	$(131,488)	$577,852

Balances at December 31, 2022	$47,619	$170,980	$706,696	$(215,955)	$(131,488)	$577,852
Adoption of ASU No. 2022-2			175			175
Balances at January 1, 2023	47,619	170,980	706,871	(215,955)	(131,488)	578,027
Net income	—	—	114,365	—	—	114,365
Other comprehensive income, net of tax	—	—	—	—	20,949	20,949
Cash dividends declared ($2.73 per share)	—	—	(40,937)	—	—	(40,937)
Stock-based compensation expense, net	—	3,213	—	—	—	3,213
Restricted awards granted	—	(3,848)	—	3,848	—	—
Purchase of 667 treasury shares	—	—	—	(60,134)	—	(60,134)
Acquisition of Citizens Commerce Bancshares, Inc. (667 shares)	—	7,079	—	54,504	—	61,583
Balances at December 31, 2023	$47,619	$177,424	$780,299	$(217,737)	$(110,539)	$677,066

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2023	2022	2021

Net income available to common shareholders	$114,365	$102,071	$88,080
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	6,165	10,451	8,782
Provision for (recovery of) credit losses	3,243	474	(3,165)
Depreciation of premises and equipment	4,556	5,325	5,831
Deferred income tax expense (benefit)	(2,764)	1,469	2,185
Net periodic employee benefit cost	(52)	256	569
Pension contributions	—	—	(1,000)
Unrealized and realized securities losses (gains)	4,476	1,581	(816)
Stock-based compensation expense	3,213	3,276	3,121
Excess tax benefit from stock-compensation expense	228	(292)	(579)
Increase in value of bank-owned life insurance	(6,037)	(5,559)	(3,895)
Loans held for sale:
Loans originated for sale	(11,159)	(31,150)	(42,420)
Proceeds from the sale of loans originated for sale	11,306	31,475	42,769
Gain on sale of loans	(147)	(325)	(349)
Change in accrued interest receivable	(1,136)	(2,660)	166
Change in other assets	14,526	(20,643)	(8,737)
Change in other liabilities	(3,203)	20,068	11,731
Net Cash Provided by Operating Activities	137,580	115,817	102,273

Net (increase) decrease in loans	(223,785)	(102,991)	76,992
Securities available-for-sale
Purchases	(93,681)	(519,262)	(560,689)
Proceeds from sales	205,627	—	—
Proceeds from maturities and calls	119,090	210,912	291,562
Other investments
Purchases	(8,029)	(302)	(154)
Proceeds from sales	536	449	4,813
Proceeds from maturities and calls	780	—	—
Purchases of premises and equipment	(2,962)	(2,141)	(3,323)
Proceeds from the disposals of premises and equipment	283	190	367
Proceeds from the disposition of assets held-for-sale	—	—	—
Proceeds from bank-owned life insurance policies	10,856	6,045	2,156
Payments for low income housing tax credits	(8,051)	(3,352)	(2,891)
Acquisition of Citizens Commerce Bancshares, Inc.	14,016	—	—
Net Cash Used in Investing Activities	14,680	(410,452)	(191,167)

Net (decrease) increase in noninterest-bearing deposits	(68,906)	(21,710)	196,135
Net (decrease) increase in interest-bearing deposits	(165,414)	(33,677)	77,178
Net increase (decrease) in short-term borrowings	37,392	(21,494)	16,502
Proceeds from long-term debt	100,000	—	—
Purchases of treasury stock	(60,134)	(26,449)	(58,678)

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2023	2022	2021

Proceeds from exercise of stock options	—	798	691
Other financing activities	1,071	(762)	(824)
Dividends paid	(39,993)	(36,702)	(36,138)
Net Cash (Used) Provided by Financing Activities	(195,984)	(139,996)	194,866
(Decrease) Increase in Cash and Cash Equivalents	(43,724)	(434,631)	105,972
Cash and cash equivalents at beginning of period	200,000	634,631	528,659
Cash and Cash Equivalents at End of Period	$156,276	$200,000	$634,631

Supplemental Cash Flow Information:
Interest paid	$49,134	$9,467	$11,100
Income taxes paid	32,813	22,434	18,495
Acquisition
Identifiable assets acquired (net of purchase consideration)	$319,961	$—	$—
Liabilities assumed	307,617	—	—
Goodwill	40,961	—	—
Core deposit intangible	8,278	—	—

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

      Description of Principal Markets and Services: The Company is a registered financial holding company under the Bank Holding Company Act headquartered in Charleston, West Virginia, and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 98 banking offices in West Virginia, Kentucky, Virginia and southeastern Ohio. City National provides credit, deposit, and trust and investment management services to its customers. In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems and Internet technology. The Company conducts its business activities through one reportable business segment - community banking. The Company’s chief executive officer is the chief decision maker and reviews information at varying levels of aggregation, however, all information relates to community banking.

On March 10, 2023, the Company acquired 100% of the outstanding common shares of Citizens Commerce Bancshares, Inc. ("Citizens") and its principal banking subsidiary, Citizens Commerce Bank of Versailles, Kentucky. See Note Three for additional information on the acquisition.

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

    Premises and Equipment: Land is stated at cost. The remaining items included within premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements is computed using the straight-line method over the lesser of the term of the respective lease or the estimated useful life of the respective asset. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of premises and equipment are capitalized and depreciated over the estimated remaining life of the asset.

    Other Real Estate Owned:  Other real estate owned ("OREO") is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations.  OREO acquired in settlement of indebtedness is included in Other Assets at fair value less estimated selling costs.  Changes to the value subsequent to transfer are recorded in non-interest expense, along with direct operating expenses.  Gains or losses not previously recognized from sales of OREO are recognized in non-interest expense on the date of the sale. Physical possession of property collateralizing a loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. As of December 31, 2023 and 2022, the amount of OREO included in Other Assets was $0.7 million and $0.9 million, respectively.

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

    Derivative Financial Instruments: Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. The Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations. The Company also utilizes fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities and loans. The gains or losses on these hedges are recognized in current earnings as fair value change. Realized gains (losses) from derivative assets and liabilities are classified as operating activities in the consolidated statements of cash flows..

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

    The Company invests in certain limited partnerships that operate qualified low-income housing tax credit developments.  The tax credits are reflected in the Consolidated Statements of Income as a reduction in income tax expense.  The unamortized amount of the investments is recorded within Other Assets within the Consolidated Balance Sheets.  The Company’s investments in affordable housing limited partnerships were $44.6 million and $42.1 million at December 31, 2023 and 2022, respectively. The unfunded commitments associated with these investments were $27.9 million and $30.9 million at December 31, 2023 and 2022, respectively, and were recorded within Other Liabilities within the Consolidated Balance Sheets.

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

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update also require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. This ASU became effective for the Company on January 1, 2023. The Company adopted ASU No. 2022-02 using the modified retrospective method, which resulted in a $0.2 million adjustment to shareholders' equity and the allowance for credit losses. See Note Six for additional information.

In July 2023, the FASB issued ASU No. 2023- 03, "Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock." ASU 2023- 03 amends various SEC paragraphs within the Codification to conform to past SEC staff announcements and guidance issued by the SEC, including Staff Accounting Bulletin No. 120. These updates were immediately effective and did not have a material impact on the Company's financial statements.

In October 2023, the FASB issued ASU No. 2023-06,“Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The amendments eliminate outdated or duplicative SEC disclosure requirements. These updates were immediately effective and did not have a material impact on the Company's financial statements.

Pending Adoption

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." The FASB issued this ASU to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this ASU also require the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s); and (3) the circumstances that could cause a lapse in the restriction(s). This ASU will become effective for the Company on January 1, 2024. The adoption of ASU No. 2022-03 is not expected to have a material impact to the Company's financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendment requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. This ASU will become effective for the Company on January 1, 2024. The adoption of ASU No. 2023-07 is not expected to have a material impact on the Company's financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendment requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The adoption of ASU No. 2023-09 is not expected to have a material impact on the Company's financial statements, but will impact our income tax disclosures.

NOTE THREE -     ACQUISITION AND PRELIMINARY PURCHASE PRICE ALLOCATION

On March 10, 2023, the Company acquired 100% of the outstanding common shares of Citizens Commerce Bancshares, Inc. ("Citizens") and its principal banking subsidiary, Citizens Commerce Bank of Versailles, Kentucky, in order to strengthen the Company's market presence in the Lexington, Kentucky area. The acquisition of Citizens was structured as a stock transaction in which the Company issued approximately 0.7 million shares, valued at approximately $61.6 million.

The following table summarizes the consideration paid for Citizens and the amounts of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Common stock	$61,570
Cash	13
61,583

Identifiable assets:
Cash and cash equivalents	14,016
Investment securities	41,008
FHLB stock	620
Loans	251,406
Fixed assets	3,237
Bank owned life insurance	2,966
Deferred tax assets, net	1,481
Other assets	5,227
Total identifiable assets	319,961

Identifiable liabilities:
Deposits	299,251
Short-term borrowings	6,500
Other liabilities	1,866
Total identifiable liabilities	307,617

Net identifiable assets (liabilities)	12,344
Goodwill	40,961
Core deposit intangible	8,278
$61,583

Investment Securities

Citizen's entire investment portfolio of $41 million was sold shortly after the acquisition date and resulted in a $0.7 million realized gain.

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

In connection with the completion of the acquisition of Citizens during the year ended December 31, 2023, the Company recorded $2.0 million of credit loss expense associated with loans acquired from Citizens in its total provision for credit losses.

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

Assumed Deposits

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

Goodwill

Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. . The following table summarizes adjustments to goodwill subsequent to December 31, 2022 (in thousands):

Goodwill
Balance at December 31, 2022	$108,941
Adjustment to goodwill acquired in conjunction with the acquisition of Citizens	40,961
Balance at December 31, 2023	$149,902

Merger Related Costs

During the year ended December 31, 2023, the Company incurred $5.2 million of merger-related costs in connection with the acquisition of Citizens, primarily for professional fees ($1.6 million), severance ($1.4 million), and data processing costs ($1.3 million).

NOTE FOUR – INVESTMENTS

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	December 31, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	228,456	371	16,089	212,738	292,293	346	24,324	268,315
Mortgage-backed securities:
U.S. government agencies	1,211,484	2,362	125,753	1,088,093	1,342,666	299	140,686	1,202,279
Private label	6,997	—	293	6,704	7,695	—	464	7,231
Trust preferred securities	4,599	—	321	4,278	4,590	—	762	3,828
Corporate securities	28,009	137	1,822	26,324	26,620	—	2,753	23,867
Total Securities
Available-for-Sale	$1,479,545	$2,870	$144,278	$1,338,137	$1,673,864	$645	$168,989	$1,505,520

The Company's other investment securities include marketable equity and non-marketable equity securities held for investment. At December 31, 2023 and 2022, the Company held $7.5 million and $7.6 million, respectively, in marketable equity securities, respectively. Changes in the fair value of the marketable equity securities are recorded in "unrealized gain (losses) recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At December 31, 2023 and 2022, the Company held $23.5 million and $15.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. At December 31, 2023 held no certificate of deposits. At December 31, 2022, the Company held $0.7 million in certificates of deposits for investment.

The majority of the Company’s investment securities are mortgage-backed securities. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At December 31, 2023 and 2022, there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of December 31, 2023 and 2022.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$7,591	$66	$180,560	$16,023	$188,151	$16,089
Mortgage-backed securities:
U.S. Government agencies	2,046	10,271	741,011	115,482	743,057	125,753
Private Label	—	—	4,738	293	4,738	293
Trust preferred securities	—	—	4,278	321	4,278	321
Corporate securities	—	—	24,609	1,822	24,609	1,822
Total available-for-sale	$9,637	$10,337	$955,196	$133,941	$964,833	$144,278

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$203,173	$21,929	$13,359	$2,395	$216,532	$24,324
Mortgage-backed securities:
U.S. Government agencies	533,611	50,268	376,778	90,418	910,389	140,686
Private Label	7,126	464	—	—	7,126	464
Trust preferred securities	—	—	3,828	762	3,828	762
Corporate securities	22,972	2,648	895	105	23,867	2,753
Total available-for-sale	$766,882	$75,309	$394,860	$93,680	$1,161,742	$168,989

    As of December 31, 2023, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of the amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and market volatility.  These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date. As of December 31, 2023, management believes the unrealized losses detailed in the table above are temporary and no allowance for credit losses has been recognized in the Company’s securities.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the years ended December 31, 2023, 2022 and 2021, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at December 31, 2023, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$2,965	$2,923
Due after one year through five years	85,102	81,176
Due after five years through ten years	434,093	404,955
Due after ten years	957,385	849,083
	$1,479,545	$1,338,137

    Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	For the year ended December 31,
	2023	2022	2021
Proceeds on sales of available for sale securities	$205,627	$—	$—

Gross unrealized gains recognized on equity securities still held	$769	$38	$547
Gross unrealized losses recognized on equity securities still held	(337)	(1,623)	(43)
Net unrealized (losses) gains recognized on equity securities still held	$432	$(1,585)	$504

Gross realized gains	$996	$4	$312
Gross realized losses	(5,904)	—	—
Net realized investment security (losses) gains	$(4,908)	$4	$312

During November 2023, the Company repositioned a portion of its investment portfolio and recorded sales of mortgage-backed securities that resulted in a pre-tax realized loss of $5.0 million. The carrying value of the securities sold on the Company's balance sheet was $107.4 million.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $709 million and $886 million at December 31, 2023 and 2022, respectively.

NOTE FIVE – LOANS

The following summarizes the Company’s major classifications for loans (in thousands):

	December 31, 2023	December 31, 2022

Commercial and industrial	$426,951	$373,890

1-4 Family	206,237	116,192
Hotels	357,142	340,404
Multi-family	189,165	174,786
Non Residential Non-Owner Occupied	680,590	585,964
Non Residential Owner Occupied	240,328	174,961
Commercial real estate	1,673,462	1,392,307

Residential real estate	1,788,149	1,693,523
Home equity	167,201	134,317
Consumer	65,246	48,806
DDA overdrafts	4,914	3,415
Gross loans	4,125,923	3,646,258
Allowance for credit losses	(22,745)	(17,108)
Net loans	$4,103,178	$3,629,150

Construction loans included in:
Residential real estate	$23,066	$21,122
Commercial real estate	2,459	4,130

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

NOTE SIX – ALLOWANCE FOR CREDIT LOSSES

    The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the years ended December 31, 2023, 2022 and 2021 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Impact of Adopting ASU 2022-02	PCD Loan Reserves	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
December 31, 2023
Commercial and industrial	$3,568	12	—	$(153)	$836	$211	$4,474

1-4 Family	566	(1)	—	(340)	50	1,127	1,402
Hotels	2,332	—	—	(40)	—	(81)	2,211
Multi-family	380	—	500	—	—	122	1,002
Non Residential Non-Owner Occupied	2,019	—	1,536	—	171	351	4,077
Non Residential Owner Occupied	1,315	—	775	—	56	307	2,453
Commercial real estate	6,612	(1)	2,811	(380)	277	1,826	11,145

Residential real estate	5,427	(138)	—	(209)	47	271	5,398
Home equity	290	(46)	—	(400)	47	599	490
Consumer	110	(2)	—	(187)	123	225	269
DDA overdrafts	1,101	—	—	(1,645)	1,402	111	969
	$17,108	$(175)	$2,811	$(2,974)	$2,732	$3,243	$22,745

December 31, 2022
Commercial and industrial	$3,480	$—	$—	$(562)	$334	$316	$3,568

1-4 Family	598	—	—	(55)	160	(137)	566
Hotels	2,426	—	—	—	—	(94)	2,332
Multi-family	483	—	—	—	—	(103)	380
Non Residential Non-Owner Occupied	2,319	—	—	—	47	(347)	2,019
Non Residential Owner Occupied	1,485	—	—	—	—	(170)	1,315
Commercial real estate	7,311	—	—	(55)	207	(851)	6,612

Residential real estate	5,716	—	—	(265)	99	(123)	5,427
Home equity	517	—	—	(279)	56	(4)	290
Consumer	106	—	—	(63)	107	(40)	110
DDA Overdrafts	1,036	—	—	(2,624)	1,513	1,176	1,101
	$18,166	$—	$—	$(3,848)	$2,316	$474	$17,108

	Beginning Balance	Impact of Adopting ASU 2022-02	PCD Loan Reserves	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
December 31, 2021
Commercial and industrial	3,644	$—	$—	(245)	171	(90)	3,480

1-4 Family	771	—	—	(311)	125	13	598
Hotels	4,088	—	—	(2,075)	—	413	2,426
Multi-family	674	—	—	—	—	(191)	483
Non Residential Non-Owner Occupied	3,223	—	—	(1)	45	(948)	2,319
Non Residential Owner Occupied	2,241	—	—	—	54	(810)	1,485
Commercial real estate	10,997	—	—	(2,387)	224	(1,523)	7,311

Residential real estate	8,093	—	—	(265)	127	(2,239)	5,716
Home equity	630	—	—	(177)	90	(26)	517
Consumer	163	—	—	(242)	255	(70)	106
DDA Overdrafts	1,022	—	—	(2,151)	1,382	783	1,036
	$24,549	$—	$—	$(5,467)	$2,249	$(3,165)	$18,166

During the year ended December 31, 2023, the Company recorded $2.8 million of allowance for credit losses due to acquired Citizens PCD loans. Further, in connection with the completion of the acquisition of Citizens during the year ended December 31, 2023, the Company recorded $2.0 million of provision for credit losses associated with loans acquired from Citizens. In addition, the provision for credit losses for the year ended December 31, 2023 included $1.3 million that was primarily related to loan growth and credit downgrades that were partially offset by lower historical loss rates in the portfolio.

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of December 31, 2023 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$1,000	$1,211	$—

1-4 Family	—	521	—
Hotels	—	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	446	—
Non Residential Owner Occupied	—	1,420	—
Commercial Real Estate	—	2,387	—

Residential Real Estate	—	2,849	214
Home Equity	—	111	56
Consumer	—	—	—
Total	$1,000	$6,558	$270

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

The Company recognized no interest income on nonaccrual loans during each of the years ended December 31, 2023, 2022 and 2021, respectively.

There were no significant commitments to provide additional funds on non-accrual or individually evaluated loans at December 31, 2023.

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

The following presents the aging of the amortized cost basis in past-due loans as of December 31, 2023 and 2022 by class of loan (in thousands):

	December 31, 2023
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$185	$250	$—	$435	$424,305	$2,211	$426,951

1-4 Family	67	25	—	92	205,624	521	206,237
Hotels	—	—	—	—	357,142	—	357,142
Multi-family	—	—	—	—	189,165	—	189,165
Non Residential Non-Owner Occupied	—	—	—	—	680,144	446	680,590
Non Residential Owner Occupied	623	—	—	623	238,285	1,420	240,328
Commercial real estate	690	25	—	715	1,670,360	2,387	1,673,462

Residential real estate	7,034	811	214	8,059	1,777,241	2,849	1,788,149
Home equity	1,020	159	56	1,235	165,855	111	167,201
Consumer	129	—	—	129	65,117	—	65,246
Overdrafts	355	9	—	364	4,550	—	4,914
Total	$9,413	$1,254	$270	$10,937	$4,107,428	$7,558	$4,125,923

	December 31, 2022
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$201	$33	$—	$234	$372,641	$1,015	$373,890

1-4 Family	17	—	—	17	115,238	937	116,192
Hotels	—	—	—	—	340,289	115	340,404
Multi-family	—	—	—	—	174,786	—	174,786
Non Residential Non-Owner Occupied	—	—	—	—	585,148	816	585,964
Non Residential Owner Occupied	505	188	—	693	173,970	298	174,961
Commercial real estate	522	188	—	710	1,389,431	2,166	1,392,307

Residential real estate	6,843	84	164	7,091	1,684,463	1,969	1,693,523
Home equity	622	28	—	650	133,612	55	134,317
Consumer	52	25	23	100	48,706	—	48,806
Overdrafts	386	5	—	391	3,024	—	3,415
Total	$8,626	$363	$187	$9,176	$3,631,877	$5,205	$3,646,258

     The Company had one commercial and industrial individually evaluated collateral-dependent loan recorded at $1 million as of December 31, 2023. There were no individually evaluated collateral-dependent loans as of December 31, 2022. Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change. The fair value of the collateral on the one commercial and industrial individually evaluated collateral-dependent loan exceeded the carrying amount and as a result, no allowance was recorded.

Loan Restructurings

The Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2023, which eliminates the recognition and measurement of troubled debt restructurings ("TDRs"). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows. During the year ended December 31, 2023, the Company had no loan modifications that were considered restructured loans.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2023 is as follows (in thousands ) with the loans acquired from Citizens categorized by their origination date. Retail and mortgage loans are considered performing if they are less than 90 days delinquent and non-performing if they are 90 days or more delinquent.

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$70,494	$47,473	$76,605	$47,688	$21,820	$18,328	$111,546	$393,954
Special mention	—	33	—	2,600	22	—	70	2,725
Substandard	379	2,748	854	775	923	1,538	23,055	30,272
Total	$70,873	$50,254	$77,459	$51,063	$22,765	$19,866	$134,671	$426,951

YTD Gross Charge-offs	$84	$—	$33	$—	$—	$—	$36	$153

Commercial real estate -
1-4 Family
Pass	$38,143	$53,907	$32,058	$21,363	$12,073	$29,846	$13,967	$201,357
Special mention	565	451	—	1,167	—	730	250	3,163
Substandard	—	77	—	250	131	1,259	—	1,717
Total	$38,708	$54,435	$32,058	$22,780	$12,204	$31,835	$14,217	$206,237

YTD Gross Charge-offs	$—	$—	$5	$—	$—	$335	$—	$340

Commercial real estate -
Hotels
Pass	$47,739	$82,200	$33,560	$3,327	$58,384	$101,740	$305	$327,255
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	4,020	23,604	2,263	—	29,887
Total	$47,739	$82,200	$33,560	$7,347	$81,988	$104,003	$305	$357,142

YTD Gross Charge-offs	$—	$—	$—	$—	$—	$40	$—	$40

Commercial real estate -
Multi-family
Pass	$6,925	$21,320	$28,268	$63,750	$38,007	$29,814	$1,081	$189,165
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$6,925	$21,320	$28,268	$63,750	$38,007	$29,814	$1,081	$189,165
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$117,515	$119,382	$99,210	$59,083	$64,332	$156,941	$32,111	$648,574
Special mention	—	—	102	731	165	24,747	—	25,745
Substandard	—	—	145	2,395	79	3,652	—	6,271
Total	$117,515	$119,382	$99,457	$62,209	$64,576	$185,340	$32,111	$680,590

YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate -
Non Residential Owner Occupied
Pass	$41,481	$34,320	$42,203	$16,990	$21,772	$52,363	$6,060	$215,189
Special mention	—	—	164	—	2,880	431	188	3,663
Substandard	3,957	909	2,010	1,212	1,335	11,792	261	21,476
Total	$45,438	$35,229	$44,377	$18,202	$25,987	$64,586	$6,509	$240,328

YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate -
Total
Pass	$251,802	$311,129	$235,298	$164,514	$194,569	$370,704	$53,522	$1,581,538
Special mention	565	451	266	1,898	3,045	25,909	438	32,572
Substandard	3,957	986	2,155	7,877	25,148	18,968	261	59,352
Total	$256,324	$312,566	$237,719	$174,289	$222,762	$415,581	$54,221	$1,673,462

YTD Gross Charge-offs	$—	$—	$5	$—	$—	$375	$—	$380

Residential real estate
Performing	$234,802	$392,865	$314,617	$250,030	$109,736	$410,925	$72,324	$1,785,299
Non-performing	161	119	183	26	713	1,349	299	2,850
Total	$234,963	$392,984	$314,800	$250,056	$110,449	$412,274	$72,623	$1,788,149

YTD Gross Charge-offs	$—	$—	$—	$—	$31	$172	$6	$209

Home equity
Performing	$29,611	$13,921	$6,218	$3,826	$2,510	$5,108	$105,896	$167,090
Non-performing	—	—	—	14	—	—	97	111
Total	$29,611	$13,921	$6,218	$3,840	$2,510	$5,108	$105,993	$167,201
YTD Gross Charge-offs	$—	$95	$—	$—	$—	$122	$183	$400

Consumer
Performing	$33,700	$18,293	$4,531	$3,148	$2,120	$1,645	$1,809	$65,246
Non-performing	—	—	—	—	—	—	—	—
Total	$33,700	$18,293	$4,531	$3,148	$2,120	$1,645	$1,809	$65,246
YTD Gross Charge-offs	$—	$—	$77	$—	$6	$98	$6	$187

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2022 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial and industrial
Pass	$51,268	$91,097	$60,251	$26,356	$19,497	$6,917	$109,645	$365,031
Special mention	—	—	392	9	—	19	3,245	3,665
Substandard	955	203	1,025	1,175	224	1,533	79	5,194
Total	$52,223	$91,300	$61,668	$27,540	$19,721	$8,469	$112,969	$373,890

Commercial real estate -
1-4 Family
Pass	$31,331	$21,640	$12,565	$8,609	$4,826	$22,949	$11,107	$113,027
Special mention	228	—	115	—	—	836	—	1,179
Substandard	83	—	264	56	—	1,583	—	1,986
Total	$31,642	$21,640	$12,944	$8,665	$4,826	$25,368	$11,107	$116,192

Commercial real estate -
Hotels
Pass	$85,590	$35,849	$12,275	$60,429	$14,921	$90,686	$323	$300,073
Special mention	—	—	—	—	—	—	—	$—
Substandard	—	—	3,593	24,229	—	12,509	—	40,331
Total	$85,590	$35,849	$15,868	$84,658	$14,921	$103,195	$323	$340,404

Commercial real estate -
Multi-family
Pass	$13,761	$21,312	$65,542	$37,698	$2,189	$33,560	$724	$174,786
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$13,761	$21,312	$65,542	$37,698	$2,189	$33,560	$724	$174,786

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$110,501	$108,290	$89,943	$68,027	$87,413	$113,287	$2,781	$580,242
Special mention	—	110	170	176	—	—	—	456
Substandard	—	601	—	1,330	2,089	1,244	2	5,266
Total	$110,501	$109,001	$90,113	$69,533	$89,502	$114,531	$2,783	$585,964

Commercial real estate -
Non Residential Owner Occupied
Pass	$21,782	$36,186	$17,216	$22,274	$17,622	$39,861	$3,238	$158,179
Special mention	—	—	—	329	—	493	113	935
Substandard	943	193	110	2,479	772	10,350	1,000	15,847
Total	$22,725	$36,379	$17,326	$25,082	$18,394	$50,704	$4,351	$174,961

Commercial real estate -
Total
Pass	$262,965	$223,277	$197,541	$197,037	$126,971	$300,343	$18,173	$1,326,307
Special mention	228	110	285	505	—	1,329	113	2,570
Substandard	1,026	794	3,967	28,094	2,861	25,686	1,002	63,430
Total	$264,219	$224,181	$201,793	$225,636	$129,832	$327,358	$19,288	$1,392,307

Residential real estate
Performing	$405,059	$336,462	$270,197	$122,559	$86,317	$382,652	$88,308	$1,691,554
Non-performing	—	207	—	755	79	738	190	1,969
Total	$405,059	$336,669	$270,197	$123,314	$86,396	$383,390	$88,498	$1,693,523

Home equity
Performing	$16,670	$7,394	$5,000	$3,035	$1,823	$5,116	$95,224	$134,262
Non-performing	—	—	—	—	—	—	55	55
Total	$16,670	$7,394	$5,000	$3,035	$1,823	$5,116	$95,279	$134,317

Consumer
Performing	$25,296	$7,954	$5,482	$4,299	$2,246	$2,064	$1,465	$48,806
Non-performing	—	—	—	—	—	—	—	—
Total	$25,296	$7,954	$5,482	$4,299	$2,246	$2,064	$1,465	$48,806

NOTE SEVEN – PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation is summarized as follows (in thousands):

	Estimated Useful Life	2023	2022

Land		$35,135	$34,325
Buildings and improvements	10 to 30 yrs.	101,279	98,275
Equipment	3 to 7 yrs.	45,773	44,291
		182,187	176,891
Less: accumulated depreciation		(110,041)	(106,105)
		$72,146	$70,786

The depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $4.6 million, $5.3 million, and $5.8 million, respectively.

NOTE EIGHT – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual assessment of the carrying value of goodwill during 2023 and concluded that its carrying value was not impaired. The Company's reporting unit had positive equity and a qualitative assessment was completed, indicating that it was not more likely than not that goodwill was impaired. The following table presents a roll forward of the Company's goodwill activity (in thousands):

	2023	2022

Beginning balance	$108,941	$108,941
Goodwill acquired in conjunction with the acquisition of Citizens Commerce (preliminary)	40,961	—
Ending balance	$149,902	$108,941

See Note Three for additional information on the acquisition of Citizens Commerce.

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

	2023	2022

Gross carrying amount	$29,462	$21,190
Accumulated amortization	(16,796)	(14,397)
	$12,666	$6,793

Beginning balance	$6,793	$8,179
Core deposit intangible acquired in conjunction with the acquisition of Citizens Commerce	8,272	—
Amortization expense	(2,399)	(1,386)
Ending balance	$12,666	$6,793

The core deposit intangibles are being amortized over 10 years. The estimated amortization expense for core deposit intangible assets for each of the next five years is as follows (in thousands):

2024	$2,384
2025	2,172
2026	1,953
2027	1,855
2028	1,713
Thereafter	2,589
$12,666

NOTE NINE – SCHEDULED MATURITIES OF TIME DEPOSITS

Scheduled maturities of the Company's time deposits outstanding at December 31, 2023 are summarized as follows (in thousands):

2024	$778,567
2025	209,160
2026	23,849
2027	17,768
2028	11,439
Over five years	207
$1,040,990

The Company's time deposits that meet or exceed the FDIC insurance limit of $250,000 were $338.4 million and $271.5 million at December 31, 2023 and 2022, respectively.

NOTE TEN – BORROWINGS

The Company had short-term and long-term funding with the Federal Home Loan Bank ("FHLB") in the form of collateralized advances in conjunction with FHLB stock ownership. Financing obtained from the FHLB is based, in part, on the amount of qualifying collateral available, specifically 1-4 family residential mortgages, other residential mortgages, and commercial real estate and other non-residential mortgage loans.

Additionally, the Company had other short-term borrowings throughout 2023 from federal funds purchased from the Federal Reserve Discount Window which provide a source of short-term funds to ensure adequate liquidity. Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days and are collateralized by similar qualifying assets required for FHLB collateralized advances. Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates.

Also, the Company utilizes repurchase agreements as a liquidity management tool. Securities sold under agreements to repurchase include interests in government agency and municipal securities. These agreements mature daily at par.

The Company has approximately 34,500 shares of FHLB stock at par value as of December 31, 2023. Purchases of FHLB stock are required based on the Company’s maximum borrowing capacity with the FHLB. In addition to the short-term and long-term collateralized advances, FHLB stock entitles the Company to dividends declared by the FHLB

Collateral pledged to the FHLB and Federal Reserve Discount Window included approximately $2.0 billion at December 31, 2023 and $1.5 billion at December 31, 2022 in investment securities and 1-4 family residential property loans. City National had an additional $1.9 billion and $1.6 billion available from unused portions of lines of credit with the FHLB and Federal Reserve Discount Window at December 31, 2023 and 2022, respectively. No short-term or long-term funding has been utilized with certain other financial institutions the Company maintains business relationships as of December 31, 2023 or December 31, 2023.

Short-term borrowings

A summary of the Company's borrowings is as follows (dollars in thousands):

	2023	2022	2021

Balance at end of year:
Securities sold under agreements to repurchase	$309,856	$290,964	$312,458
FHLB short-term advances	25,000	—	—

Weighted-average interest rate at end of year:
Securities sold under agreements to repurchase	3.86%	0.76%	0.16%
FHLB short-term advances	5.63	—	—

Average balance outstanding during the year:
Securities sold under agreements to repurchase	$289,480	$284,570	$289,413
FHLB short-term advances	847	3	—
Federal Funds purchased	113	38	—

Weighted-average interest rate during the year:
Securities sold under agreements to repurchase	4.13%	0.78%	0.16%
FHLB short-term advances	5.76	0.26	N/A
Federal Funds purchased	5.74	0.25	1.46

Long-term borrowings

As of December 31, 2023, the Company had $100 million in long-term collateralized advances from the FHLB at weighted-average interest rate of 4.01% that mature between 2027 and 2028. The company had no similar long-term advances during the years ended December 31, 2022 and 2021.

NOTE ELEVEN – DERIVATIVE INSTRUMENTS

The Company has exposure to certain risks arising from both its business operations and economic conditions including interest rate risk which are managed through use of derivative instruments. The Company's maintains non-hedging interest swap derivatives with customer counterparties. Additionally, the Company has fair value hedge derivative relationships on certain available-for-sale securities and loan relationships.

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has received collateral with a value of $55.6 million as of December 31, 2023.

Non-hedging interest rate derivatives

As of December 31, 2023 and 2022, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

    The following table summarizes the notional and fair value of these derivative instruments (in thousands) which are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets:

	December 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$61,242	$2,176	$28,238	$1,298
Loan interest rate swap - liabilities	555,693	46,402	619,150	63,758

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	573,693	47,555	637,150	65,217
Loan interest rate swap - liabilities	61,242	2,176	28,238	1,298

    The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Year Ended December 31,
	2023	2022	2021
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$(14,016)	$37,537	$(26,483)
Other income - derivative liabilities	14,016	(37,537)	26,483
Other expense - derivative liabilities	(306)	1,219	487

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $303.7 million and $330.0 million at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	December 31, 2023	December 31, 2022
Investment securities available for sale, at fair value	$(10,075)	$(15,394)
Other assets	10,095	15,262
Cumulative adjustment to Interest and dividends on investment securities	(20)	132

In addition to the agreements entered into in the year ended December 31, 2020, the Company has less than $0.1 million of other fair value hedges to reduce the interest rate risk associated with the change in fair value of certain securities as of December 31, 2023 and 2022

During the twelve months ended December 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the twelve months ended December 31, 2023, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

December 31, 2023
Gross loans	$(691)
Other assets	675
Cumulative adjustment to Interest and fees on loans	16

NOTE TWELVE – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2023	2022
Allowance for credit losses	$4,553	$4,102
Deferred compensation payable	3,336	3,279
Accrued expenses	2,575	1,265
Unrealized securities losses	33,524	40,380
Other	8,602	6,012
Total Deferred Tax Assets	52,590	55,038

Goodwill and other intangible assets	4,180	4,284
Other	6,194	5,870
Total Deferred Tax Liabilities	10,374	10,154
Net Deferred Tax Assets/(Liabilities)	$42,216	$44,884

    No material valuation allowances for deferred tax assets were recorded at December 31, 2023 or 2022 as the Company believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.
Significant components of the provision for income taxes are as follows (in thousands):

	2023	2022	2021
Current:
Federal	$27,156	$20,481	$17,248
State	4,349	3,313	3,681
Total current tax expense	31,505	23,794	20,929

Total deferred tax expense	(2,764)	1,469	2,185
Income tax expense	$28,741	$25,263	$23,114

A reconciliation of the significant differences between the federal statutory income tax rate and the Company’s effective income tax rate is as follows (in thousands):

	2023	2022	2021

Computed federal taxes at statutory rate	$30,052	$26,740	$23,351
State income taxes, net of federal tax benefit	3,225	2,871	3,124
Tax effects of:
Tax-exempt interest income	(925)	(1,142)	(1,177)
Bank-owned life insurance	(1,268)	(1,167)	(818)
Income tax credits	(2,747)	(1,904)	(1,449)
Other items, net	404	(135)	83
Income tax expense	$28,741	$25,263	$23,114

Effective tax rate	20.1%	19.8%	20.8%

The entire amount of the Company’s unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate.   The Company anticipates that it will release $0.4 million over the next 12 months.  A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2023	2022

Beginning balance	$1,619	$1,846
Additions for current year tax positions	230	351
Decreases for prior year tax positions	(44)	(17)
Decreases related to lapse of applicable statute of limitation	(549)	(561)
Ending balance	$1,256	$1,619

Interest and penalties on income tax uncertainties are included in income tax expense.  During 2023, 2022 and 2021, the provision related to interest and penalties was not material in any period. The balance of accrued interest and penalties at December 31, 2023 and 2022 was approximately $1.0 million.

    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2020 and forward.

NOTE THIRTEEN – EMPLOYEE BENEFIT PLANS

Pursuant to the terms of the City Holding Company 2023 Incentive Plan (the "2023 Plan"), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights, ("SARs"), restricted stock units, or stock awards (collectively, the "awards") to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2023 Plan was approved by the shareholders in April 2023 and replaced the City Holding Holding 2013 Incentive Plan (the "2013 Plan") that expired in April 2023. A maximum of 600,000 shares of the Company’s common stock may be issued under the 2023 Plan, subject to certain limitations.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split, combination, reclassification, recapitalization or other similar event.  Specific terms of the awards granted, including the number of shares, vesting periods, exercise prices (for stock options) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the stock option grants equals the fair market value of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.  Upon a change-in-control of the Company, as defined in the 2023 Plan, all outstanding awards shall immediately vest. As of December 31, 2023, approximately 578,000 shares were still available to be issued under the 2023 Plan.

Stock Options

During the year ended December 31, 2023, no stock options were exercised. The Company had 11,586 outstanding and exercisable options issued as of December 31, 2023 at a weighted average exercise price of $62.83 per share. All previously issued stock options granted under the 2013 Plan that was replaced by the 2023 Plan were fully vested prior to December 31, 2022.

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During 2022 and 2021, all shares issued in connection with stock option exercises and restricted stock awards were issued from available treasury stock. For the stock options that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2023, the criteria were probable of being met.

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

Restricted shares are generally forfeited if officers and employees terminate employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and generally have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For the restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2023, the criteria were probable of being met.

The Board of Directors, annually, grants the named executive officers ("NEOs") of the Company restricted stock units ("RSUs") and performance share units ("PSUs"). The RSUs vest in three separate annual installments of approximately 33.33% per installment on the first, second and third anniversaries of the grant date, subject to a two-year holding period. The PSUs vest on the third anniversary of the grant date. The payout for the PSUs will be determined based on two factors: (1) the Company's three-year average return on assets ("ROA") during the three-year performance period relative to the ROA for the selected peer companies and (2) the Company's total shareholder return ("TSR") during the three-year performance period relative to the TSR of the selected peer companies. Until the time these shares transfer to the participant, the participant does not have the right to vote these shares, nor does the participant receive dividends during the outstanding period (however, dividends are accrued and payable upon transfer). For the restricted shares that have performance-based criteria, management periodically evaluates those criteria and adjusts the number of shares awarded, if necessary.

A summary of the Company’s restricted shares activity and related information is presented below:

	2023		2022		2021
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	140,606		146,755		158,554
Granted	35,358	$91.46	33,327	$77.21	34,762	$76.38
Forfeited/Vested	(57,328)		(39,476)		(46,561)
Outstanding at December 31	118,636		140,606		146,755

    Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	For the year ended December 31,
	2023	2022	2021
Stock-based compensation expense associated with restricted shares, RSUs and PSUs	$3,047	$2,817	$2,949

At period-end:	2023
Unrecognized stock-based compensation expense	$4,912
Weighted average period in which the above amount is expected to be recognized	3.0	years

401(k) Plan

The Company provides retirement benefits to its employees through matching contributions to the City Holding Company 401(k) Plan and Trust (the "401(k) Plan"), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Information regarding the Company’s 401(k) Plan is provided in the following table (dollars in thousands):

	For the year ended December 31,
	2023	2022	2021
Expense associated with the Company's 401(k) Plan	$1,246	$1,138	$1,075

At period-end:
Number of shares of the Company's common stock held by the 401(k) Plan	165,489	168,332	178,936

Defined Benefit Plan
    The Company maintains a defined benefit pension plan (the "Defined Benefit Plan"), which was inherited from the Company's acquisition of the plan sponsor (Horizon Bancorp, Inc.). The Horizon Defined Benefit Plan was frozen in 1999 and maintains a December 31st year-end for purposes of computing its benefit obligations.
Primarily as a result of the interest rate environment and mortality table revisions, the estimated fair value of plan assets exceeded the benefit obligation at December 31, 2023 and at December 31, 2022.

The following table summarizes activity within the Company's Defined Benefit Plan (dollars in thousands):

	Pension Benefits
	2023	2022
Change in fair value of plan assets:
Fair value at beginning of measurement period	$11,460	$14,704
Actual (loss) gain on plan assets	1,839	(2,253)
Benefits paid	(948)	(991)
Fair value at end of measurement period	12,351	11,460

Change in benefit obligation:
Benefit obligation at beginning of measurement period	(11,229)	(14,295)
Interest cost	(549)	(362)
Actuarial (loss) gain	(43)	(260)
Assumption changes	(178)	2,697
Benefits paid	948	991
Benefit obligation at end of measurement period	(11,051)	(11,229)

Funded status	$1,300	$231

Weighted-average assumptions for benefit obligation:
Discount rate	4.93%	5.14%
Expected long-term rate of return	6.75%	6.75%

Weighted-average assumptions for net periodic pension cost:
Discount rate	5.14%	2.63%
Expected long-term rate of return	6.75%	6.75%

    Based on the funding status of the Horizon Defined Benefit Plan, no contributions were required during the years ended December 31, 2023 and 2022. However, the Company made voluntary contributions during 2021.

The following table presents the components of the net periodic pension cost of the Company's Defined Benefit Plan, which is recognized in Other Expenses in the Consolidated Statements of Income (in thousands). Since the Company's Defined Benefit Plan is frozen, there is no service cost component.

	2023	2022	2021

Interest cost	$549	$362	$331
Expected return on plan assets	(840)	(886)	(884)
Net amortization and deferral	343	780	1,122
Net Periodic Pension Cost	$52	$256	$569

    Amounts related to the Company's Defined Benefit Pension Plan recognized as a component of other comprehensive (loss) income were as follows (in thousands):

	2023	2022	2021
Net actuarial gain	$1,121	$83	$2,848
Deferred tax expense	(280)	(20)	(672)
Other comprehensive income, net of tax	$841	$63	$2,176

Amounts recognized as a component of accumulated other comprehensive (loss) income as of December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Net actuarial loss	$3,398	$4,519
Deferred tax benefit	(817)	(1,097)
Amounts included in accumulated other comprehensive (loss) income, net of tax	$2,581	$3,422

The following table summarizes the expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Plan Year Ending December 31,	Expected Benefits to be Paid

2024	$1,014
2025	1,014
2026	998
2027	977
2028	960
2029 through 2033	4,344

The major categories of assets in the Company’s Defined Benefit Plan as of year-end are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (See Note Eighteen).

	Total	Level 1	Level 2	Level 3
2023
Cash and cash equivalents	$62	$62	$—	$—
Common stocks	9,487	9,487	—	—
Corporate bonds	2,802	—	2,802	—
Total	$12,351	$9,549	$2,802	$—

2022
Cash and cash equivalents	$15	$15	$—	$—
Common stocks	8,751	8,751	—	—
Corporate bonds	2,694	—	2,694	—
Total	$11,460	$8,766	$2,694	$—

Horizon Defined Benefit Plan (Investment Strategy)

The Company's pension committee has revised the plan's investment strategy and set a target allocation of 75% equity securities and 25% fixed income securities. The assets will be reallocated periodically to meet the above target allocations. A range is developed around each of these target allocations such that at any given time the actual allocation may be higher or lower than stated above (+ or - 10%). The overall investment return goal is to achieve a rate of return greater than a blended index of the S&P 500 and the Barclay's Capital Aggregate Bond Index, which is tailored to the same asset mix of the retirement plans assets, by 1/2 or 1% annualized after fees over a rolling five year moving average basis. At December 31, 2023, the plan assets were invested in equity securities (77%) and fixed income securities (23%), which are in the allowable allocation range under the policy.

Pentegra Defined Benefit Plan

The Company and its subsidiary participate in the Pentegra Defined Benefit Plan for Financial Institutions ("The Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded statuses below are as of July 1, 2023 (the latest available valuation report). It is the policy of the Company to fund the normal cost of the Pentegra DB Plan on an annual basis.  Other than for normal plan expenses, no contributions were required for the years ended December 31, 2023, 2022 and 2021.  The benefits of the original Pentegra Defined Benefit Plan were frozen prior to the acquisition of Classic Bancshares ("Classic") in 2005, and the benefits of the Poage Pentegra Defined Benefit Plan were frozen prior to the acquisition of Poage in 2018. It is the intention of the Company to fund benefit amounts when assets of the plan are not sufficient.

Pentegra DB Plan's Employer Identification Number	13-5645888
Plan Number	333

Funded status for plan inherited with Classic acquisition	88.26%
Funded status for plan inherited with Poage acquisition	86.39%

Employment Contracts

The Company has entered into employment contracts with certain of its current and former executive officers. The employment contracts provide for, among other things, the payment of termination compensation in the event an executive officer either voluntarily or involuntarily terminates his employment with the Company for other than "Just Cause" as defined in the applicable employment contract. Certain of the employment contracts provide for a termination benefit that became fully vested in 2005 and is payable if and when the executive officer terminates his employment with the Company. The termination benefit grows each year at an amount equal to the one-year constant maturity treasury rate and cannot be forfeited except where the executive officer personally profits from willful fraudulent activity that materially and adversely affects the Company. The costs of this vested termination benefit have been fully accrued and expensed by the Company as of December 31, 2023. The liability was $1.4 million and $1.6 million at December 31, 2023 and 2022, respectively. During 2021, the payment of termination benefits for a former executive officer commenced and fully paid as of December 31, 2023.

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

	For the year ended December 31
	2023	2022	2021
Cost of other post-retirement benefits	$231	$251	$277

At period-end:
Other post-retirement benefit liability (included in Other Liabilities)	5,175	5,527	5,995
Cash surrender value of insurance policies (included in Other Assets)	4,841	4,787	5,071

NOTE FOURTEEN – RELATED PARTY TRANSACTIONS

City National has granted loans to certain non-executive officers and directors of the Company and its subsidiaries, and to their associates.

		Principal	Principal
	December 31, 2022	Additions	Reductions	December 31, 2023
Related Party Loans	$16,001	$133	$(9,325)	$6,809

Additionally, the unfunded commitments on the related party loans as December 31, 2023 and December 31, 2022 were $5.7 million and $6.7 million, respectively.

NOTE FIFTEEN – COMMITMENTS AND CONTINGENCIES

Credit Related Financial Instruments

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The Company has entered into agreements with certain customers to extend credit or provide conditional commitment to provide payment on drafts presented in accordance with the terms of the underlying credit documents. The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment.  Overdraft protection commitments, which are included with other commitments below, are uncollateralized and are paid at the Company’s discretion.  Conditional commitments generally include standby and commercial letters of credit. Standby letters of credit represent an obligation of the Company to a designated third party contingent upon the failure of a customer of the Company to perform under the terms of the underlying contract between the customer and the third party. Commercial letters of credit are issued specifically to facilitate trade or commerce. Under the terms of a commercial letter of credit, drafts will be drawn when the underlying transaction is consummated, as intended, between the customer and a third party. The majority of the Company's commitments have variable interest rates. The funded portion of these financial instruments is reflected in the Company’s balance sheet, while the unfunded portion of these commitments is not reflected in the balance sheet.

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	December 31, 2023	December 31, 2022

Commitments to extend credit:
Home equity lines	$243,893	$232,295
Commercial real estate	52,002	53,226
Other commitments	316,200	257,222
Standby letters of credit	4,916	5,205
Commercial letters of credit	6,117	2,006

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

NOTE SIXTEEN – PREFERRED STOCK

 The Company’s Board of Directors has the authority to issue preferred stock, and to determine the designation, preferences, rights, dividends and all other attributes of such preferred stock, without any vote or action by the shareholders.  As of December 31, 2023, no such shares were outstanding, nor were any expected to be issued.

NOTE SEVENTEEN – REGULATORY REQUIREMENTS, RESTRICTIONS ON DIVIDENDS AND CAPITAL RATIOS

    The principal source of income and cash for City Holding (the "Parent Company") is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels.  At December 31, 2023, City National could pay dividends up to $53.3 million without prior regulatory permission.

    During 2023, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. As of December 31, 2023, the Parent Company reported a cash balance of approximately $64.0 million.  Management believes that the Parent Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2024.

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

The Company’s minimum required regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2023	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$627,579	15.7%	$279,768	7.0%	$259,875	6.5%
City National Bank	549,031	13.8%	278,692	7.0%	258,785	6.5%
Tier 1 Capital
City Holding Company	627,579	15.7%	339,718	8.5%	319,735	8.0%
City National Bank	549,031	13.8%	338,412	8.5%	318,505	8.0%
Total Capital
City Holding Company	648,646	16.2%	419,652	10.5%	399,669	10.0%
City National Bank	570,099	14.3%	418,038	10.5%	398,131	10.0%
Tier 1 Leverage Ratio
City Holding Company	627,579	10.2%	245,468	4.0%	306,835	5.0%
City National Bank	549,031	8.9%	245,587	4.0%	306,984	5.0%

December 31, 2022:	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$598,068	16.2%	$257,965	7.0%	$239,538	6.5%
City National Bank	508,586	13.9%	256,520	7.0%	238,197	6.5%
Tier 1 Capital
City Holding Company	598,068	16.2%	313,243	8.5%	294,817	8.0%
City National Bank	508,586	13.9%	311,488	8.5%	293,166	8.0%
Total Capital
City Holding Company	612,654	16.6%	386,947	10.5%	368,521	10.0%
City National Bank	523,172	14.3%	384,780	10.5%	366,457	10.0%
Tier 1 Leverage Ratio
City Holding Company	598,068	10.0%	238,954	4.0%	298,692	5.0%
City National Bank	508,586	8.6%	237,973	4.0%	297,466	5.0%

    As of December 31, 2023, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized." City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above. As of December 31, 2023, management believes that City Holding and City National meet all capital adequacy requirements.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at December 31, 2023.

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

	Total	Level 1	Level 2	Level 3
December 31, 2023
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$212,738	$—	$212,738	$—
Mortgage-backed securities:
U.S. Government agencies	1,088,093	—	1,088,093	—
Private label	6,704	—	4,833	1,871
Trust preferred securities	4,278	—	4,278	—
Corporate securities	26,324	—	26,324	—
Marketable equity securities	7,538	3,093	4,445	—
Certificates of deposit held for investment	—	—	—	—
Derivative assets	60,527	—	60,527	—

Financial Liabilities
Derivative liabilities	48,578	—	48,578	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	731	—	—	731

	Total	Level 1	Level 2	Level 3
December 31, 2022
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$268,315	$—	$268,315	$—
Mortgage-backed securities:
U.S. Government agencies	1,202,279	—	1,202,279	—
Private label	7,231	—	4,772	2,459
Trust preferred securities	3,828	—	3,828	—
Corporate securities	23,867	—	23,867	—
Marketable equity securities	7,569	3,851	3,718	—
Certificates of deposit held for investment	747	—	747	—
Derivative assets	81,838	—	81,838	—

Financial Liabilities
Derivative liabilities	65,056	—	65,056	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	909	—	—	909

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the periods indicated (in thousands):

	2023	2022
Beginning balance	$2,459	$3,461
Changes in fair value	95	(183)
Changes due to principal reduction	(683)	(819)
Ending balance	$1,871	$2,459

No transfers into or out of Level 3 of the fair value hierarchy occurred during the year ended December 31, 2023 or 2022.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral. During the years ended December 31, 2023, the collateral discount on the one collateral-dependent individually evaluated loan was 10%. There were no collateral-dependent individually evaluated loans as of December 31, 2022. During the years ended December 31, 2023 and 2022, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash and cash equivalents	$156,276	$156,276	$156,276	$—	$—
Securities available-for-sale	1,338,137	1,338,137	—	1,336,266	1,871
Marketable equity securities	7,538	7,538	3,093	4,445	—
Net loans	4,103,178	3,922,638	—	—	3,922,638
Accrued interest receivable	20,290	20,290	—	20,290	—
Derivative assets	60,527	60,527	—	60,527	—

Liabilities:
Deposits	4,934,262	4,617,487	3,591,458	1,026,029	—
Short-term debt	334,856	334,856	—	334,856	—
FHLB long-term advances	100,000	99,928	—	99,928	—
Accrued interest payable	4,301	4,301	4,301	—	—
Derivative liabilities	48,578	48,578	—	48,578	—

December 31, 2022
Assets:
Cash and cash equivalents	$200,000	$200,000	$200,000	$—	$—
Securities available-for-sale	1,505,520	1,505,520	—	1,503,061	2,459
Marketable equity securities	7,569	7,569	3,851	3,718	—
Net loans	3,629,150	3,491,318	—	—	3,491,318
Accrued interest receivable	18,287	18,287	—	18,287	—
Derivative assets	81,838	81,838	—	81,838	—

Liabilities:
Deposits	4,869,866	4,867,883	3,981,766	886,117	—
Short-term debt	290,964	290,964	—	290,964	—
Accrued interest payable	953	953	953	—	—
Derivative liabilities	65,056	65,056	—	65,056	—

NOTE NINETEEN – CITY HOLDING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

    The following table presents the condensed balance sheets of City Holding Company, parent company only (in thousands):

	December 31,
	2023	2022

Assets
Cash	$63,988	$54,597
Securities available-for-sale	1,781	2,530
Investment in subsidiaries	620,757	530,144
Loans	372	424
Fixed assets	—	2
Deferred tax asset	182	32
Other assets	1,193	1,321
Total Assets	$688,273	$589,050

Liabilities
Dividends payable	$10,692	$9,748
Other liabilities	515	1,450
Total Liabilities	11,207	11,198

Total Shareholders’ Equity	677,066	577,852
Total Liabilities and Shareholders’ Equity	$688,273	$589,050

Condensed Statements of Comprehensive Income (Loss)

    The following table presents the condensed statements of comprehensive income (loss) of City Holding Company, parent company only (in thousands):

	Year Ended December 31,
	2023	2022	2021

Income
Dividends from subsidiaries	$108,895	$90,500	$96,000
Realized and unrealized investment securities (losses) gains	(302)	(52)	820
Other income	98	99	191
	108,691	90,547	97,011
Expenses
Other expenses	2,024	2,077	1,610
	2,024	2,077	1,610

Income Before Income Tax Benefit and Equity in Undistributed Net Income (Excess Dividends) of Subsidiaries	106,667	88,470	95,401
Income tax benefit	(650)	(604)	(264)
Income Before Equity in Undistributed Net Income (Excess Dividends) of Subsidiaries	107,317	89,074	95,665
Equity in undistributed net income (excess dividends) of subsidiaries	7,048	12,997	(7,585)
Net Income	$114,365	$102,071	$88,080

Total Comprehensive Income (Loss)	$135,316	$(43,677)	$71,107

Condensed Statements of Cash Flows

    The following table presents the condensed statements of cash flows of City Holding Company, parent company only (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income	$114,365	$102,071	$88,080
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized and realized investment securities losses (gains)	302	52	(820)
(Benefit) provision for deferred income taxes	(150)	(136)	(194)
Depreciation, amortization and accretion, net	—	—	—
Stock based compensation	3,213	3,277	3,121
Change in other assets	128	(465)	89
Change in other liabilities	(4,134)	(1,851)	(2,775)
(Equity in undistributed net income) excess dividends of subsidiaries	(7,048)	(12,997)	7,585
Net Cash Provided by Operating Activities	106,676	89,951	95,086

Investing Activities
Proceeds from sales of available for sale securities	—	61	3,443
Proceeds from sales of other investments	447	—	—
Net decrease in loans	52	55	145
Acquisition of Citizens Commerce Bancshares, Inc.	2,343	—	—
Net Cash Provided by Investing Activities	2,842	116	3,588

Financing Activities
Repayment of FHLB long-term advances	—	—	—
Dividends paid	(39,993)	(36,702)	(36,138)
Purchases of treasury stock	(60,134)	(26,449)	(58,678)
Exercise of stock options	—	797	691
Net Cash Used in Financing Activities	(100,127)	(62,354)	(94,125)
Increase (Decrease) in Cash and Cash Equivalents	9,391	27,713	4,549
Cash and cash equivalents at beginning of year	54,597	26,884	22,335
Cash and Cash Equivalents at End of Year	$63,988	$54,597	$26,884

NOTE TWENTY – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Year Ended December 31,
	2023	2022	2021

Net income available to common shareholders	$114,365	$102,071	$88,080
Less: earnings allocated to participating securities	(1,036)	(958)	(843)
Net earnings allocated to common shareholders	$113,329	$101,113	$87,237

Distributed earnings allocated to common shares outstanding	$40,121	$36,619	$34,901
Undistributed earnings allocated to common shares outstanding	73,208	64,494	52,336
Net earnings allocated to common shareholders	$113,329	$101,113	$87,237

Average shares outstanding, basic	14,868	14,847	15,381
Effect of dilutive securities	23	26	26
Average shares outstanding, diluted	14,891	14,873	15,407

Basic earnings per share	$7.62	$6.81	$5.67
Diluted earnings per share	$7.61	$6.80	$5.66

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. Anti-dilutive options were not significant for any of the periods shown above.

NOTE TWENTY-ONE – ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The activity in accumulated other comprehensive (loss) income is presented in the tables below (in thousands). The activity is shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 24% for 2023 and 2022.

	Accumulated Other Comprehensive (Loss) Income
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2021	$(3,485)	$17,745	$14,260

Other comprehensive income (loss) before reclassifications	63	(145,808)	(145,745)
Amounts reclassified from other comprehensive (loss) income	—	(3)	(3)
	63	(145,811)	(145,748)

Balance at December 31, 2022	$(3,422)	$(128,066)	$(131,488)

Other comprehensive income before reclassifications	841	16,366	17,207
Amounts reclassified from other comprehensive (loss) income	—	3,742	3,742
	841	20,108	20,949

Balance at December 31, 2023	$(2,581)	$(107,958)	$(110,539)

	Amounts reclassified from Other Comprehensive (Loss) Income			Affected line item
	December 31,			in the Consolidated
	2023	2022	2021	Statements of Income

Securities available-for-sale:
Net securities losses (gains) reclassified into earnings	$4,908	$(4)	$(312)	Net (losses) gains on sale of investment securities
Related income tax (benefit) expense	(1,166)	1	75	Income tax expense (benefit)
Net effect on accumulated other comprehensive (loss) income	$3,742	$(3)	$(237)

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

    Service Charges: Service charges consist of service charges on deposit accounts (monthly service fees, account analysis fees, non-sufficient funds ("NSF") fees and other deposit account related fees). For transaction-based fees, the Company's performance obligation is generally satisfied, and the related revenue recognized, at a point in time. For non-transaction-based fees, the Company's performance obligation is generally satisfied, and the related revenue recognized, over the period in which the service is provided (typically a month). Generally, payments are received immediately through a direct charge to the customer's account.

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

    The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue
	Recognition	2023	2022	2021
Major revenue streams
Service charges	At a point in time and over time	$27,751	$28,335	$25,539
Bankcard revenue	At a point in time	27,960	27,349	26,987
Trust and investment management fee income	Over time	9,563	8,798	8,415
Other income	At a point in time and over time	3,794	3,617	3,989
Net revenue from contracts with customers		69,068	68,099	64,930
Non-interest income within the scope of other GAAP topics		1,561	3,978	4,711
Total non-interest income		$70,629	$72,077	$69,641

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

(a)Management’s annual report on internal control over financial reporting appears on page 53 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2023.
(b)The attestation report of the Company's independent registered public accounting firm appears on page 54 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2023.
(c)The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2023, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Report of Management's Assessment of Internal Control Over Financial Reporting and the Report of Crowe LLP, Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information

During the three months ended December 31, 2023, the following directors adopted trading arrangements, all of which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as those terms are defined in Regulation S-K, Item 408:
•Gregory A. Burton, a member of our board of directors, adopted a non-discretionary stock purchase plan on December 1, 2023. The plan, which expires December 1, 2024, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.
•Robert D. Fisher, a member of our board of directors, adopted a non-discretionary stock purchase plan on December 1, 2023. The plan, which expires December 1, 2024, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.
•William H. File, a member of our board of directors, adopted a non-discretionary stock purchase plan on December 1, 2023. The plan, which expires December 1, 2024, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.
•Tracy W. Hylton II, a member of our board of directors, adopted a non-discretionary stock purchase plan on December 1, 2023. The plan, which expires December 1, 2024, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.
•Diane W. Strong-Treister, a member of our board of directors, adopted a non-discretionary stock purchase plan on December 1, 2023. The plan, which expires December 1, 2024, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.

During the three months ended December 31, 2023, none of our directors or officers informed us of the termination of a Rule 10b5-1 trading arrangement. Additionally, none of our directors or officers informed us of the adoption or termination of a non-Rule 10b5-1 trading arrangement.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned "Executive Officers of the Registrant" in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions "ELECTION OF DIRECTORS", "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS", "REPORT OF THE AUDIT COMMITTEE", and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's 2024 Proxy Statement, which will be filed no later than 120 days after December 31, 2023, and is hereby incorporated by reference.

In December 2009, the Company adopted its current Code of Business Conduct and Ethics which applies to all employees (including its chief executive officer, chief financial officer and principal accounting officer).  Members of the Board of Directors are governed by a separate Code of Business Conduct and Ethics approved in January 2004.  Both of the Codes of Business Conduct and Ethics have been posted on the Company's website at www.bankatcity.com under the "Corporate Governance" link located at the bottom of the page.   A copy of the Company’s Code of Business Conduct and Ethics covering all employees and/or a copy of the Code of Business Conduct and Ethics covering the Board of Directors will be mailed without charge upon request to Investor Relations, City Holding Company, 25 Gatewater Road, P.O. Box 7520, Charleston, WV  25356-0520.  Any amendments to or waivers from any provision of the Code of Ethics applicable to the Company’s chief executive officer, chief financial officer, or principal accounting officer will be disclosed by timely posting such information on the Company’s Internet website. Additionally, the Company has adopted insider trading policies and procedures.

Item 11. Executive Compensation

Certain information regarding securities authorized for issuance under equity compensation plans is included in the section captioned "STOCK-BASED COMPENSATION PLAN" in Part II, Item 5, elsewhere in this Annual Report on Form 10-K. Other information required by Item 11 of Form 10-K appears under the captions "COMPENSATION OF DIRECTORS", "COMPENSATION DISCUSSION AND ANALYSIS", "EQUITY HOLDINGS", "POST-EMPLOYMENT PAYMENTS", "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "PAY VERSUS PERFORMANCE" and "PAY RATIO DISCLOSURE" in the Company's 2024 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2024 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2023, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Thirteen of Notes to Consolidated Financial Statements.

Plan Category	Number of Stock Options to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	11,586	$62.83	578,315
Plans not approved by shareholders	—	—	—
Total	11,586	$62.83	578,315

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS" in the Company's 2024 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2024 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements (PCAOB ID: 173). Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	(3)	Exhibits. The exhibits listed in the "Exhibit Index" beginning on page 116 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.
(b)	See (a) (3) above.
(c)	See (a) (1) and (2) above.

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

10(d)
City Holding Company’s 2023 Incentive Plan (attached to, and incorporated by reference from, City Holding Company’s Definitive Proxy Statement, filed March 27, 2023 with the Securities and Exchange Commission).

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

10(l)
Change in Control Agreement for Michael T. Quinlan, Jr., effective as of May 4, 2022 (attached to and incorporated by reference from City Holding Company’s Form 10Q, Quarterly Report for the period ended March 31, 2022 filed May 5, 2022 with the Securities and Exchange Commission).

14(a)	City Holding Company Code of Ethics
19(a)	City Holding Company Insider Trading Policy
21	Subsidiaries of City Holding Company
23	Consent of Crowe LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on the signature page hereof)
31(a)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
31(b)	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner
32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Charles R. Hageboeck, Ph.D.
32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by David L. Bumgarner
97(a)	City Holding Company Executive Officer Clawback Policy
101	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data file (formatted as inline XBRL and contained in Exhibit 101).

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

Date:	February 28, 2024		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Executive Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2024. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints C. Dallas Kayser, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ C. Dallas Kayser	/s/ J. Thomas Jones
C. Dallas Kayser	J. Thomas Jones
Chairman	Director

/s/ Gregory A. Burton	/s/ James M. Parsons
Gregory A. Burton	James M. Parsons
Director	Director

/s/ Charles W. Fairchilds	/s/ Javier A. Reyes, Ph.D.
Charles W. Fairchilds	Javier A. Reyes
Director	Director

/s/ William H. File, III	/s/ James L. Rossi
William H. File, III	James L. Rossi
Director	Director

/s/ Robert D. Fisher	/s/ Sharon H. Rowe
Robert D. Fisher	Sharon H. Rowe
Director	Director

/s/ Charles R. Hageboeck, Ph.D.	/s/ Diane Strong-Treister
Charles R. Hageboeck, Ph.D.	Diane Strong-Treister
Director, President, and Chief Executive Officer	Director

/s/ Tracy W. Hylton, II
Tracy W. Hylton, II
Director