Form 10-Q
period 2024-03-31
CITY HOLDING CO
filed 2024-05-08
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 14,762,976 shares of common stock as of May 6, 2024.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (3) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (4) changes in the interest rate environment; (5) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (6) changes in technology and increased competition, including competition from non-bank financial institutions; (7) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (8) difficulty growing loan and deposit balances; (9) our ability to effectively execute our business plan, including with respect to future acquisitions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries, including changes in deposit insurance premium levels; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (12) regulatory enforcement actions and adverse legal actions; (13) difficulty attracting and retaining key employees; and (14) other economic, competitive, technological, operational, governmental, regulatory, geopolitical, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands, except share amounts)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$121,853	$123,033
Interest-bearing deposits in depository institutions	196,829	33,243
Cash and Cash Equivalents	318,682	156,276

Investment securities available for sale, at fair value (amortized cost $1,503,572 and $1,479,545, net of allowance for credit losses of $0 at March 31, 2024 and December 31, 2023, respectively)	1,347,657	1,338,137
Other securities	30,681	30,966
Total Investment Securities	1,378,338	1,369,103

Gross loans	4,091,788	4,125,923
Allowance for credit losses	(22,310)	(22,745)
Net Loans	4,069,478	4,103,178

Bank owned life insurance	118,875	118,122
Premises and equipment, net	71,623	72,146
Accrued interest receivable	21,759	20,290
Deferred tax assets, net	43,969	42,216
Goodwill and other intangible assets, net	161,832	162,568
Other assets	129,627	124,153
Total Assets	$6,314,183	$6,168,052

Liabilities
Deposits:
Noninterest-bearing	$1,359,072	$1,342,804
Interest-bearing:
Demand deposits	1,330,268	1,291,011
Savings deposits	1,266,211	1,259,457
Time deposits	1,100,250	1,040,990
Total Deposits	5,055,801	4,934,262

Short-term borrowings:
FHLB short-term advances	—	25,000
Securities sold under agreements to repurchase	304,941	309,856
FHLB long-term advances	150,000	100,000
Other liabilities	121,210	121,868
Total Liabilities	5,631,952	5,490,986

Commitments and contingencies - see Note I

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at March 31, 2024 and December 31, 2023, less 4,222,772 and 4,215,731 shares in treasury, respectively	47,619	47,619
Capital surplus	175,747	177,424
Retained earnings	799,024	780,299
Treasury Stock	(218,555)	(217,737)
Accumulated other comprehensive (loss) income:
Unrealized (loss) on securities available-for-sale	(119,023)	(107,958)
Underfunded pension liability	(2,581)	(2,581)
Total Accumulated Other Comprehensive (Loss)	(121,604)	(110,539)
Total Shareholders’ Equity	682,231	677,066
Total Liabilities and Shareholders’ Equity	$6,314,183	$6,168,052
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2024	2023

Interest and fees on loans	$59,128	$47,004
Interest and dividends on investment securities:
Taxable	12,040	11,773
Tax-exempt	830	1,162
Interest on deposits in depository institutions	1,570	1,591
Total Interest Income	73,568	61,530

Interest Expense
Interest on deposits	14,097	5,690
Interest on short-term borrowings	3,621	2,381
Interest on FHLB long-term advances	1,423	—
Total Interest Expense	19,141	8,071
Net Interest Income	54,427	53,459
(Recovery of ) provision for credit losses	(180)	2,918
Net Interest Income After (Recovery of) Provision for Credit Losses	54,607	50,541

Non-Interest Income
(Losses) gains on sale of investment securities, net	(1)	773
Unrealized (losses) gains recognized on equity securities still held, net	(152)	361
Service charges	7,035	6,563
Bankcard revenue	6,800	6,603
Trust and investment management fee income	2,623	2,252
Bank owned life insurance	927	804
Other income	716	1,326
Total Non-Interest Income	17,948	18,682

Non-Interest Expense
Salaries and employee benefits	18,878	17,673
Occupancy related expense	2,840	2,640
Equipment and software related expense	2,929	3,092
FDIC insurance expense	711	445
Advertising	867	760
Bankcard expenses	2,039	1,509
Postage, delivery, and statement mailings	666	647
Office supplies	453	420
Legal and professional fees	482	470
Telecommunications	600	606
Repossessed asset losses, net of expenses	229	16
Merger related expenses	—	5,645
Other expenses	5,206	4,700
Total Non-Interest Expense	35,900	38,623
Income Before Income Taxes	36,655	30,600
Income tax expense	7,132	6,259

Net Income Available to Common Shareholders	$29,523	$24,341

Basic earnings per common share	$1.98	$1.63
Diluted earnings per common share	$1.97	$1.63

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2024	2023

Net income available to common shareholders	$29,523	$24,341

Available-for-Sale Securities
Unrealized (losses) gains on available-for-sale securities arising during the period	(14,507)	20,634
Reclassification adjustment for net losses (gains)	1	(773)
Other comprehensive (loss) income before income taxes	(14,506)	19,861
Tax effect	3,441	(4,762)
Other comprehensive (loss) income, net of tax	(11,065)	15,099

Comprehensive Income, Net of Tax	$18,458	$39,440

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2024 and 2023
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$47,619	$170,980	$706,696	$(215,955)	$(131,488)	$577,852
Adoption of ASU No. 2022-02	—	—	175	—	—	$175
Balances at January 1, 2023	47,619	170,980	706,871	(215,955)	(131,488)	578,027
Net income	—	—	24,341	—	—	24,341
Other comprehensive income, net of tax	—	—	—	—	15,099	15,099
Cash dividends declared ($0.65 per share)	—	—	(9,485)	—	—	(9,485)
Stock-based compensation expense	—	1,093	—	—	—	1,093
Restricted awards granted	—	(2,118)	—	2,118	—	—
Purchase of 218,249 treasury shares	—	—	—	(20,103)	—	(20,103)
Acquisition of Citizens Commerce Bancshares, Inc.	$—	$7,574	$—	$54,504	$—	62,078
Balance at March 31, 2023	$47,619	$177,529	$721,727	$(179,436)	$(116,389)	$651,050

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$47,619	$177,424	$780,299	$(217,737)	$(110,539)	$677,066
Net income	—	—	29,523	—	—	29,523
Other comprehensive loss, net of tax	—	—	—	—	(11,065)	(11,065)
Cash dividends declared ($0.72 per share)	—	—	(10,798)	—	—	(10,798)
Stock-based compensation expense	—	(1,609)	—	2,709	—	1,100
Restricted awards granted	—	(9)	—	9	—	—
Exercise of 1,309 stock options	—	(59)	—	117	—	58
Purchase of 36,438 treasury shares	—	—	—	(3,653)	—	(3,653)
Balance at March 31, 2024	$47,619	$175,747	$799,024	$(218,555)	$(121,604)	$682,231

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2024	2023
Net income	$29,523	$24,341
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	1,916	2,302
(Recovery of) provision for credit losses	(180)	2,918
Depreciation of premises and equipment	1,072	1,210
Deferred income tax expense (benefit)	984	(654)
Net periodic employee benefit cost	15	13
Unrealized and realized investment securities losses (gains), net	153	(1,134)
Stock-compensation expense	1,100	1,093
Excess tax expense from stock-compensation	42	102
Increase in value of bank-owned life insurance	(976)	(804)
Loans held for sale
Loans originated for sale	(3,018)	(2,637)
Proceeds from the sale of loans originated for sale	3,035	2,689
Gain on sale of loans	(17)	(52)
Change in accrued interest receivable	(1,469)	759
Change in other assets	1,364	3,156
Change in other liabilities	(1,376)	6,599
Net Cash Provided by Operating Activities	32,168	39,901

Net decrease in loans	34,018	6,108
Securities available-for-sale
Purchases	(49,304)	—
Proceeds from sales of securities available-for-sale	—	84,940
Proceeds from maturities and calls	24,201	26,839
Other investments
Purchases	(9)	(189)
Proceeds from sales	142	249
Purchases of premises and equipment	(596)	(616)
Proceeds from the disposals of premises and equipment	47	—
Proceeds from bank-owned life insurance policies	223	206
Payments for low income housing tax credits	(5,771)	(1,704)
Acquisition of Citizens Commerce Bancshares, Inc.	—	13,518
Net Cash Provided by Investing Activities	2,951	129,351

Net increase in non-interest-bearing deposits	16,268	9,288
Net increase (decrease) in interest-bearing deposits	105,334	(41,622)
Net (decrease) in short-term borrowings	(29,915)	(4,208)
Proceeds from long-term debt	50,000	—
Purchases of treasury stock	(3,653)	(20,103)
Proceeds from exercise of stock options	58	—
Lease payments	(202)	(203)
Dividends paid	(10,603)	(9,594)
Net Cash Provided by (Used in) Financing Activities	127,287	(66,442)
Decrease in Cash and Cash Equivalents	162,406	102,810
Cash and cash equivalents at beginning of period	156,276	200,000
Cash and Cash Equivalents at End of Period	$318,682	$302,810

Supplemental Cash Flow Information:
Cash paid for interest	$17,929	7,694
Cash paid for income taxes	2,510	3,500
Acquisition
Identifiable assets acquired (net of purchase consideration)	$—	$320,453
Liabilities assumed	—	(307,104)
Goodwill	—	40,451
Core deposit intangible	—	8,278
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024

Note A -        Background and Basis of Presentation

City Holding Company ("City Holding"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 97 banking offices in West Virginia (58), Kentucky (22), Virginia (13) and southeastern Ohio (4). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

On March 10, 2023, the Company acquired 100% of the outstanding common shares of Citizens Commerce Bancshares, Inc. ("Citizens") and its principal banking subsidiary, Citizens Commerce Bank. See Note C for additional information on the acquisition.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2024. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X, and with Industry Guide 3, Statistical Disclosure by Bank Holding Companies. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements included in the Company’s 2023 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2023 Annual Report of the Company.

Note B -        Recent Accounting Pronouncements

Recently Adopted

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement Topic 820: Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." The FASB issued this ASU to (1) clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) amend a related illustrative example, and (3) introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendments in this ASU also require the following disclosures for equity securities subject to contractual sale restrictions: (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet; (2) the nature and remaining duration of the restriction(s); and (3) the circumstances that could cause a lapse in the restriction(s). This ASU became effective for the Company on March 31, 2024. The adoption of ASU No. 2022-03 did not have a material impact to the Company's financial statements.

In March 2023, the FASB issued ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method." The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This ASU became effective for the Company on January 1, 2024. The Company did not elect to account for their tax equity investments using the proportional amortization method and as such, ASU No. 2023-02 did not have an impact on the Company's financial statements.

Pending Adoption
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendment requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. This ASU will become effective for the Company on December 31, 2024. The Company has one reportable segment and as such, adoption of ASU No. 2023-07 is not expected to have a material impact on the Company's financial statements.

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

Note C -        Acquisition and Purchase Price Allocation

On March 10, 2023, the Company acquired 100% of the outstanding common shares of Citizens Commerce Bancshares, Inc. ("Citizens") and its principal banking subsidiary, Citizens Commerce Bank, in order to strengthen the Company's market presence in the Lexington, Kentucky area. The acquisition of Citizens was structured as a stock transaction in which the Company issued approximately 0.7 million shares, valued at approximately $61.6 million.

The following table summarizes the consideration paid for Citizens and the amounts of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Consideration:
Common stock	$61,570
Cash	13
61,583

Identifiable assets:
Cash and cash equivalents	14,041
Investment securities	41,008
FHLB stock	620
Loans	251,406
Fixed assets	3,237
Bank owned life insurance	2,966
Deferred tax assets, net	1,623
Other assets	5,198
Total identifiable assets	320,099

Identifiable liabilities:
Deposits	299,251
Short-term borrowings	6,500
Other liabilities	1,864
Total identifiable liabilities	307,615

Net identifiable assets (liabilities)	12,484
Goodwill	40,821
Core deposit intangible	8,278
$61,583

Investment Securities

Citizen's entire investment portfolio of $41 million was sold shortly after the acquisition date and resulted in a $0.7 million realized gain during the quarter ended March 31, 2023 .

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

Goodwill

Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. As of March 31, 2024, twelve months have occurred since the date of acquisition on March 10, 2023, and the measurement period is now complete. The following table summarizes adjustments to goodwill subsequent to December 31, 2023 (in thousands):

Goodwill
Balance at December 31, 2023	$149,902
Adjustment to goodwill acquired in conjunction with the acquisition of Citizens	(140)
Balance at March 31, 2024	$149,762

Note D -     Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$227,434	$217	$17,127	$210,524	$228,456	$371	$16,089	$212,738
Mortgage-backed securities:
U.S. government agencies	1,236,587	1,316	138,106	1,099,797	1,211,484	2,362	125,753	1,088,093
Private label	6,981	—	284	6,697	6,997	—	293	6,704
Trust preferred securities	4,600	—	151	4,449	4,599	—	321	4,278
Corporate securities	27,970	52	1,832	26,190	28,009	137	1,822	26,324
Total Securities Available-for-Sale	$1,503,572	$1,585	$157,500	$1,347,657	$1,479,545	$2,870	$144,278	$1,338,137

The Company's other investment securities include marketable equity securities and non-marketable equity securities held for investment. At March 31, 2024 and December 31, 2023, the Company held $7.3 million and $7.5 million, respectively, in marketable equity securities. Changes in the fair value of the marketable equity securities are recorded in "unrealized (losses) gains recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At March 31, 2024 and December 31, 2023, the Company held $23.4 million and $23.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. The Company held no certificates of deposits for investment at March 31, 2024 and at December 31, 2023.

The majority of the Company's investment securities are mortgage-backed. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At March 31, 2024 and December 31, 2023 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of March 31, 2024 and December 31, 2023.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$14,599	$200	$181,421	$16,927	$196,020	$17,127
Mortgage-backed securities:
U.S. Government agencies	265	8,546	724,601	129,560	724,866	138,106
Private label	1,849	22	4,848	262	6,697	284
Trust preferred securities	—	—	4,449	151	4,449	151
Corporate securities	—	—	24,551	1,832	24,551	1,832
Total available-for-sale	$16,713	$8,768	$939,870	$148,732	$956,583	$157,500

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$7,591	$66	$180,560	$16,023	$188,151	$16,089
Mortgage-backed securities:
U.S. Government agencies	2,046	10,271	740,911	115,482	742,957	125,753
Private label	—	—	4,838	293	4,838	293
Trust preferred securities	—	—	4,278	321	4,278	321
Corporate securities	—	—	24,609	1,822	24,609	1,822
Total available-for-sale	$9,637	$10,337	$955,196	$133,941	$964,833	$144,278

As of March 31, 2024, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. As of March 31, 2024, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the three months ended March 31, 2024 and 2023, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at March 31, 2024, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$2,630	$2,598
Due after one year through five years	108,133	102,535
Due after five years through ten years	406,455	375,247
Due after ten years	986,354	867,277
Total	$1,503,572	$1,347,657

Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended March 31,
	2024	2023
Proceeds on sales of available for sale securities	$—	$84,940

Gross realized gains on securities sold	$—	$975
Gross realized losses on securities sold	(1)	(202)
Net realized investment security gains	$(1)	$773

Gross unrealized gains recognized on equity securities still held	$63	$463
Gross unrealized losses recognized on equity securities still held	(215)	(102)
Net unrealized (losses) gains recognized on equity securities still held	$(152)	$361

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $652 million and $709 million at March 31, 2024 and December 31, 2023, respectively.

Note E -        Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2024	December 31, 2023
Commercial and industrial	$407,770	$426,951

1-4 Family	202,378	206,237
Hotels	354,929	357,142
Multi-family	186,555	189,165
Non Residential Non-Owner Occupied	682,609	680,590
Non Residential Owner Occupied	232,440	240,328
Commercial real estate	1,658,911	1,673,462

Residential real estate	1,786,764	1,788,149
Home equity	171,292	167,201
Consumer	63,556	65,246
Demand deposit account (DDA) overdrafts	3,495	4,914
Gross loans	4,091,788	4,125,923
Allowance for credit losses	(22,310)	(22,745)
Net loans	$4,069,478	$4,103,178

Construction loans included in:
Commercial real estate	$6,651	$2,459
Residential real estate	19,709	23,066

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

Note F -      Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the three months ended March 31, 2024 and 2023 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Impact of Adopting ASU 2022-02	PCD Loan Reserves	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Three months ended March 31, 2024
Commercial and industrial	$4,474	$—	$—	$(306)	$25	$82	$4,275

1-4 Family	1,402	—	—	(31)	11	12	1,394
Hotels	2,211	—	—	—	—	46	2,257
Multi-family	1,002	—	—	—	—	(3)	999
Non Residential Non-Owner Occupied	4,077	—	—	—	—	(65)	4,012
Non Residential Owner Occupied	2,453	—	—	—	—	(32)	2,421
Commercial real estate	11,145	—	—	(31)	11	(42)	11,083

Residential real estate	5,398	—	—	(19)	49	(291)	5,137
Home equity	490	—	—	(27)	9	35	507
Consumer	269	—	—	(115)	98	174	426
DDA overdrafts	969	—	—	(356)	407	(138)	882
	$22,745	$—	$—	$(854)	$599	$(180)	$22,310

Three months ended March 31, 2023
Commercial and industrial	$3,565	$12	$—	$—	$83	$626	$4,286

1-4 Family	566	(1)	—	(3)	14	37	613
Hotels	2,332	—	—	—	—	(148)	2,184
Multi-family	380	—	500	—	—	147	1,027
Non Residential Non-Owner Occupied	2,019	—	1,536	—	144	1,225	4,924
Non Residential Owner Occupied	1,315	—	775	—	—	347	2,437
Commercial real estate	6,612	(1)	2,811	(3)	158	1,608	11,185

Residential real estate	5,430	(138)	—	(32)	10	214	5,484
Home equity	290	(46)	—	(67)	4	219	400
Consumer	110	(2)	—	(62)	23	302	371
DDA Overdrafts	1,101	—	—	(450)	398	(51)	998
	$17,108	$(175)	$2,811	$(614)	$676	$2,918	$22,724

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of March 31, 2024 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$—	$3,405	$—

1-4 Family	—	672	—
Hotels	—	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	410	—
Non Residential Owner Occupied	—	2,725	—
Commercial Real Estate	—	3,807	—

Residential Real Estate	—	3,452	—
Home Equity	—	121	—
Consumer	—	1	—
Total	$—	$10,786	$—

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

The Company recognized no interest income on non-accrual loans during each of the three months ended March 31, 2024 and 2023.

There were no individually evaluated collateral-dependent loans as of March 31, 2024. The company had one commercial and industrial individually evaluated collateral dependent loan recorded at $1.0 million as of December 31, 2023. Changes in the fair value of the collateral for collateral-dependent loans are reported as a provision for credit loss or a recovery of credit loss in the period of change.

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

The following tables present the aging of the amortized cost basis in past-due loans as of March 31, 2024 and December 31, 2023 by class of loan (in thousands):

	March 31, 2024
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$25	$—	$—	$25	$404,340	$3,405	$407,770

1-4 Family	—	—	—	—	201,706	672	202,378
Hotels	—	—	—	—	354,929	—	354,929
Multi-family	—	—	—	—	186,555	—	186,555
Non Residential Non-Owner Occupied	138	—	—	138	682,061	410	682,609
Non Residential Owner Occupied	—	—	—	—	229,715	2,725	232,440
Commercial real estate	138	—	—	138	1,654,966	3,807	1,658,911

Residential real estate	4,876	159	—	5,035	1,778,277	3,452	1,786,764
Home Equity	854	174	—	1,028	170,143	121	171,292
Consumer	65	10	—	75	63,480	1	63,556
Overdrafts	403	3	—	406	3,089	—	3,495
Total	$6,361	$346	$—	$6,707	$4,074,295	$10,786	$4,091,788

	December 31, 2023
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$185	$250	$—	$435	$424,305	$2,211	$426,951

1-4 Family	67	25	—	92	205,624	521	206,237
Hotels	—	—	—	—	357,142	—	357,142
Multi-family	—	—	—	—	189,165	—	189,165
Non Residential Non-Owner Occupied	—	—	—	—	680,144	446	680,590
Non Residential Owner Occupied	623	—	—	623	238,285	1,420	240,328
Commercial real estate	690	25	—	715	1,670,360	2,387	1,673,462

Residential real estate	7,034	811	214	8,059	1,777,241	2,849	1,788,149
Home Equity	1,020	159	56	1,235	165,855	111	167,201
Consumer	129	—	—	129	65,117	—	65,246
Overdrafts	355	9	—	364	4,550	—	4,914
Total	$9,413	$1,254	$270	$10,937	$4,107,428	$7,558	$4,125,923

Loan Restructurings

The Company evaluates all loan restructurings in accordance with ASU No. 2022-02 for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows. During the three months ended March 31, 2024 and March 31, 2023, the Company had no loan modifications that were considered restructured loans.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at March 31, 2024 and December 31, 2023 is as follows (in thousands), with the loans acquired from Citizens categorized by their origination date:

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$11,932	$66,867	$46,209	$72,430	$41,097	$39,592	$99,859	$377,986
Special mention	—	—	—	—	—	13	—	13
Substandard	378	571	2,609	720	579	2,385	22,529	29,771
Total	$12,310	$67,438	$48,818	$73,150	$41,676	$41,990	$122,388	$407,770
YTD Gross Charge-offs	$—	$—	$—	$56	$—	$—	$250	$306

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$70,494	$47,473	$76,605	$47,688	$21,820	$18,328	$111,546	$393,954
Special mention	—	33	—	2,600	22	—	70	2,725
Substandard	379	2,748	854	775	923	1,538	23,055	30,272
Total	$70,873	$50,254	$77,459	$51,063	$22,765	$19,866	$134,671	$426,951

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$7,065	$37,204	$52,219	$30,773	$20,261	$38,973	$11,437	$197,932
Special mention	—	559	436	—	920	648	248	2,811
Substandard	—	—	75	—	247	1,313	—	1,635
Total	$7,065	$37,763	$52,730	$30,773	$21,428	$40,934	$11,685	$202,378
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$31	$—	$31

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$38,143	$53,907	$32,058	$21,363	$12,073	$29,846	$13,967	$201,357
Special mention	565	451	—	1,167	—	730	250	3,163
Substandard	—	77	—	250	131	1,259	—	1,717
Total	$38,708	$54,435	$32,058	$22,780	$12,204	$31,835	$14,217	$206,237

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$1,283	$47,491	$81,289	$32,956	$3,206	$158,679	$301	$325,205
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,991	25,733	—	29,724
Total	$1,283	$47,491	$81,289	$32,956	$7,197	$184,412	$301	$354,929
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$47,739	$82,200	$33,560	$3,327	$58,384	$101,740	$305	$327,255
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	4,020	23,604	2,263	—	29,887
Total	$47,739	$82,200	$33,560	$7,347	$81,988	$104,003	$305	$357,142

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$719	$7,177	$20,881	$27,328	$63,118	$66,753	$579	$186,555
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$719	$7,177	$20,881	$27,328	$63,118	$66,753	$579	$186,555
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$6,925	$21,320	$28,268	$63,750	$38,007	$29,814	$1,081	$189,165
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$6,925	$21,320	$28,268	$63,750	$38,007	$29,814	$1,081	$189,165

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$7,100	$117,981	$117,295	$97,393	$56,351	$228,071	$27,051	$651,242
Special mention	—	—	—	99	655	24,730	—	25,484
Substandard	—	—	—	144	2,217	3,522	—	5,883
Total	$7,100	$117,981	$117,295	$97,636	$59,223	$256,323	$27,051	$682,609
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$117,515	$119,382	$99,210	$59,083	$64,332	$156,941	$32,111	$648,574
Special mention	—	—	102	731	165	24,747	—	25,745
Substandard	—	—	145	2,395	79	3,652	—	6,271
Total	$117,515	$119,382	$99,457	$62,209	$64,576	$185,340	$32,111	$680,590

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$4,098	$42,164	$30,613	$40,609	$16,334	$71,192	$2,673	$207,683
Special mention	—	—	—	153	—	3,216	86	3,455
Substandard	—	3,890	887	1,984	1,179	12,998	364	21,302
Total	$4,098	$46,054	$31,500	$42,746	$17,513	$87,406	$3,123	$232,440
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$41,481	$34,320	$42,203	$16,990	$21,772	$52,363	$6,060	$215,189
Special mention	—	—	164	—	2,880	431	188	3,663
Substandard	3,957	909	2,010	1,212	1,335	11,792	261	21,476
Total	$45,438	$35,229	$44,377	$18,202	$25,987	$64,586	$6,509	$240,328

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$20,265	$252,016	$302,297	$229,059	$159,269	$563,667	$42,045	$1,568,618
Special mention	—	559	436	252	1,574	28,594	334	31,749
Substandard	—	3,890	962	2,128	7,634	43,566	364	58,544
Total	$20,265	$256,465	$303,695	$231,439	$168,477	$635,827	$42,743	$1,658,911
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$31	$—	$31

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$251,802	$311,129	$235,298	$164,514	$194,569	$370,704	$53,522	$1,581,538
Special mention	565	451	266	1,898	3,045	25,909	438	32,572
Substandard	3,957	986	2,155	7,877	25,148	18,968	261	59,352
Total	$256,324	$312,566	$237,719	$174,289	$222,762	$415,581	$54,221	$1,673,462

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential real estate
Performing	$41,448	$228,544	$384,545	$307,583	$243,604	$505,442	$72,281	$1,783,447
Non-performing	—	—	137	183	360	2,072	565	3,317
Total	$41,448	$228,544	$384,682	$307,766	$243,964	$507,514	$72,846	$1,786,764
YTD Gross Charge-offs	$—	$—	$18	$—	$—	$1	$—	$19

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Residential real estate
Performing	$234,802	$392,865	$314,617	$250,030	$109,736	$410,925	$72,324	$1,785,299
Non-performing	$161	$119	$183	$26	$713	$1,349	$299	$2,850
Total	$234,963	$392,984	$314,800	$250,056	$110,449	$412,274	$72,623	$1,788,149

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Home equity
Performing	$6,265	$28,636	$13,355	$5,874	$3,521	$7,507	$105,878	$171,036
Non-performing	—	—	—	—	14	—	242	256
Total	$6,265	$28,636	$13,355	$5,874	$3,535	$7,507	$106,120	$171,292
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$19	$8	$27

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Home equity
Performing	$29,611	$13,921	$6,218	$3,826	$2,510	$5,108	$105,896	$167,090
Non-performing	—	—	—	14	—	—	97	111
Total	$29,611	$13,921	$6,218	$3,840	$2,510	$5,108	$105,993	$167,201

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Consumer
Performing	$6,125	$29,723	$15,947	$3,920	$2,699	$3,029	$2,113	$63,556
Non-performing	—	—	—	—	—	—	—	—
Total	$6,125	$29,723	$15,947	$3,920	$2,699	$3,029	$2,113	$63,556
YTD Gross Charge-offs	$—	$14	$29	$—	$—	$71	$1	$115

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Consumer
Performing	$33,700	$18,293	$4,531	$3,148	$2,120	$1,645	$1,809	$65,246
Non-performing	—	—	—	—	—	—	—	—
Total	$33,700	$18,293	$4,531	$3,148	$2,120	$1,645	$1,809	$65,246

Note G -    Derivative Instruments

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has received collateral with a value of $67.1 million and $55.6 million as of March 31, 2024 and December 31, 2023, respectively.

Non-hedging interest rate derivatives

As of March 31, 2024 and December 31, 2023, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$48,287	$1,548	$61,242	$2,176
Loan interest rate swap - liabilities	562,726	53,897	555,693	46,402

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	580,726	55,141	573,693	47,555
Loan interest rate swap - liabilities	48,287	1,548	61,242	2,176

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2024	2023
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income (expense) - derivative assets	$6,866	$(16,130)
Other (expense) income - derivative liabilities	(6,866)	16,130
Other income (expense) - derivative liabilities	92	(198)

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $299.2 million and $303.7 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	March 31, 2024	December 31, 2023
Investment securities available for sale, at fair value	$(9,979)	$(10,075)
Other assets	9,850	10,095
Cumulative adjustment to Interest and dividends on investment securities	129	(20)

In addition to the agreements entered into in the year ended December 31, 2020, the Company has less than $1.0 million of other fair value hedges to reduce the interest rate risk associated with the change in fair value of certain securities as of March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the three months ended March 31, 2024, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

March 31, 2024
Gross loans	$(1,673)
Other assets	1,654
Cumulative adjustment to Interest and fees on loans	19

Note H -     Employee Benefit Plans

Restricted Shares, Restricted Stock Units ("RSUs"), Performance Share Units ("PSUs")

The Company records compensation expense with respect to restricted shares, RSUs and PSUs (collectively, the "restricted shares") in an amount equal to the fair value of the common stock covered by each award on the date of grant. These restricted shares become fully vested after various periods of continued employment from the respective dates of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Compensation is being charged to expense over the respective vesting periods.

Restricted shares are forfeited if the awarded officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2024, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2024		2023
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	135,558	$79.19	140,606	$73.87
Granted	23,301	99.60	17,728	95.64
Vested	(26,943)	75.55	(25,451)	74.57
Outstanding at March 31	131,916	$81.83	132,883	$75.48

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended March 31,
	2024	2023
Stock-based compensation expense associated with restricted shares	$748	$708

At period-end:	March 31, 2024
Unrecognized stock-based compensation expense associated with restricted shares	$5,600
Weighted average period (in years) in which the above amount is expected to be recognized	2.96

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2024 and 2023, all shares issued in connection with restricted stock awards were issued from available treasury stock.

Benefit Plans

The Company provides retirement benefits to its employees through the City Holding Company 401(k) Plan and Trust (the “401(k) Plan”), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). The Company also maintains a frozen defined benefit pension plan (the “Defined Benefit Plan”), which was inherited from the Company's acquisition of the plan sponsor (Horizon Bancorp, Inc.). The Defined Benefit Plan was frozen in 1999 and maintains a December 31st year-end for purposes of computing its benefit obligations.

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income (in thousands):

	Three months ended March 31,
	2024	2023
Components of net periodic cost:
Interest cost	$129	$137
Expected return on plan assets	(207)	(210)
Net amortization and deferral	93	86
Net Periodic Pension Cost	$15	$13

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	March 31, 2024	December 31, 2023
Commitments to extend credit:
Home equity lines	$245,283	$243,893
Commercial real estate	62,686	52,002
Other commitments	345,655	316,200
Standby letters of credit	3,690	4,916
Commercial letters of credit	7,804	6,117

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

Note J -         Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 24%.

	Three months ended March 31,

	Defined
	Benefit	Securities
	Pension	Available-
	Plan	-for-Sale	Total
2024
Beginning Balance	$(2,581)	$(107,958)	$(110,539)

Other comprehensive (loss) before reclassifications	—	(11,066)	(11,066)
Amounts reclassified from other comprehensive income	—	1	1
	—	(11,065)	(11,065)

Ending Balance	$(2,581)	$(119,023)	$(121,604)

2023
Beginning Balance	$(3,422)	$(128,066)	$(131,488)

Other comprehensive income before classifications	—	15,687	15,687
Amounts reclassified from other comprehensive income	—	(588)	(588)
	—	15,099	15,099

Ending Balance	$(3,422)	$(112,967)	$(116,389)

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Affected line item
	March 31,		in the Consolidated Statements
	2024	2023	of Income

Securities available-for-sale:
Net securities (losses) gains reclassified into earnings	$(1)	$773	(Losses) gains on sale of investment securities, net
Related income tax expense	—	(185)	Income tax expense (benefit)
Net effect on accumulated other comprehensive loss	$(1)	$588

Note K - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended March 31,
	2024	2023
Net income available to common shareholders	$29,523	$24,341
Less: earnings allocated to participating securities	(261)	(214)
Net earnings allocated to common shareholders	$29,262	$24,127

Distributed earnings allocated to common stock	$10,505	$9,833
Undistributed earnings allocated to common stock	18,757	14,294
Net earnings allocated to common shareholders	$29,262	$24,127

Average shares outstanding	14,795	14,818
Effect of dilutive securities:
Employee stock awards	24	26
Shares for diluted earnings per share	14,819	14,844

Basic earnings per share	$1.98	$1.63
Diluted earnings per share	$1.97	$1.63

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at March 31, 2024.

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

	Total	Level 1	Level 2	Level 3
March 31, 2024
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$210,524	$—	$210,524	$—
Mortgage-backed securities:
U.S. Government agencies	1,099,797	—	1,099,797	—
Private label	6,697	—	4,848	1,849
Trust preferred securities	4,449	—	4,449	—
Corporate securities	26,190	—	26,190	—
Marketable equity securities	7,253	2,930	4,323	—
Derivative assets	68,216	—	68,216	—
Financial Liabilities
Derivative liabilities	55,445	—	55,445	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	752	—	—	752

December 31, 2023
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$212,738	$—	$212,738	$—
Mortgage-backed securities:
U.S. Government agencies	1,088,093	—	1,088,093	—
Private label	6,704	—	4,833	1,871
Trust preferred securities	4,278	—	4,278	—
Corporate securities	26,324	—	26,324	—
Marketable equity securities	7,538	3,093	4,445	—
Certificates of deposit held for investment	—	—	—	—
Derivative assets	60,527	—	60,527	—
Financial Liabilities
Derivative liabilities	48,578	—	48,578	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	731	—	—	731

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the periods indicated (in thousands):

	March 31, 2024	December 31, 2023
Beginning balance	$1,871	$2,459
Changes in fair value	(22)	95
Changes due to principal reduction	—	(683)
Ending balance	$1,849	$1,871

No transfers into or out of Level 3 of the fair value hierarchy occurred during the three months ended March 31, 2024 or year ended December 31, 2023.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  Generally, the Company has applied collateral discounts, ranging from 10% to 30%. During the three months ended March 31, 2024 and 2023, the company had no collateral dependent individually evaluated loans. During the three months ended March 31, 2024 and 2023, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets:
Cash and cash equivalents	$318,682	$318,682	$318,682	$—	$—
Securities available-for-sale	1,347,657	1,347,657	—	1,345,808	1,849
Marketable equity securities	7,253	7,253	2,930	4,323	—
Net loans	4,069,478	3,890,421	—	—	3,890,421
Accrued interest receivable	21,759	21,759	—	21,759	—
Derivative assets	68,216	68,216	—	68,216	—

Liabilities:
Deposits	5,055,801	4,780,020	3,696,729	1,083,291	—
Short-term debt	304,941	304,941	—	304,941	—
FHLB long-term advances	150,000	148,696	—	148,696	—
Accrued interest payable	5,575	5,575	—	5,575	—
Derivative liabilities	55,445	55,445	—	55,445	—

December 31, 2023
Assets:
Cash and cash equivalents	$156,276	$156,276	$156,276	$—	$—
Securities available-for-sale	1,338,137	1,338,137	—	1,336,266	1,871
Marketable equity securities	7,538	7,538	3,093	4,445	—
Net loans	4,103,178	3,922,638	—	—	3,922,638
Accrued interest receivable	20,290	20,290	—	20,290	—
Derivative assets	60,527	60,527	—	60,527	—

Liabilities:
Deposits	4,934,262	4,617,487	3,591,458	1,026,029	—
Short-term debt	334,856	334,856	—	334,856	—
FHLB long-term advances	100,000	99,928	—	99,928	—
Accrued interest payable	4,301	4,301	4,301	—	—
Derivative liabilities	48,578	48,578	—	48,578	—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2023 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2023 Annual Report of the Company.  Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified: (i) the determination of the allowance for credit losses (ii) income taxes and (iii) acquisition and preliminary purchase price accounting to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses (ACL), with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the March 31, 2024 estimate, the Company assumed a 2-year unemployment forecast range of 3.9% to 4.7%, changed from 3.8% to 4.8% for the December 31, 2023 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. The change had no material impact.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.1 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.3 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the March 31, 2024 estimate, no changes were made to the qualitative factors utilized in the previous quarter.

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

Acquisition and Preliminary Purchase Price Allocation

The calculation of the Company's acquisition and preliminary purchase price allocation is considered a critical accounting estimate as it involves a significant level of estimation and uncertainty, particularly in relation to the fair value and goodwill calculations. Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. As of March 31, 2024, twelve months have occurred since the date of acquisition on March 10, 2023, and the measurement period is now complete.

Financial Summary

Three months ended March 31, 2024 vs. 2023

The Company's financial performance is summarized in the following table:

	Three months ended March 31,
	2024	2023

Net income available to common shareholders (in thousands)	$29,523	$24,341
Earnings per common share, basic	$1.98	$1.63
Earnings per common share, diluted	$1.97	$1.63
Dividend payout ratio	36.2%	39.9%
ROA*	1.92%	1.63%
ROE*	17.3%	15.8%
ROATCE*	22.7%	19.9%
Average equity to average assets ratio	11.1%	10.3%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended March 31, 2024 increased $1.0 million compared to the three months ended March 31, 2023 (see Net Interest Income). The Company recorded a $0.2 million recovery of credit losses for the three months ended March 31, 2024 compared to a $2.9 million provision for credit losses for the three months ended March 31, 2023 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $0.7 million and non-interest expense decreased $2.7 million for the three months ended March 31, 2024 from the three months ended March 31, 2023.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2023 are summarized in the following table (in millions):

	March 31,	December 31,
	2024	2023	$ Change	% Change

Cash and cash equivalents	$318.7	$156.3	$162.4	103.9%
Gross loans	4,091.8	4,125.9	(34.1)	(0.8)

Total deposits	5,055.8	4,934.3	121.5	2.5
FHLB long-term advances	150.0	100.0	50.0	50.0

Cash and cash equivalents increased $162.4 million (103.9%) from December 31, 2023 to $318.7 million at March 31, 2024, due to a decrease in gross loans, an increase in FHLB long-term advances, and an increase in deposit balances and these increases were partially offset by a decrease in federal funds purchased.

Gross loans decreased $34.1 million (0.8%) from December 31, 2023 to $4.09 billion at March 31, 2024. Commercial and industrial loans decreased $19.2 million (4.5%), commercial real estate loans decreased $14.6 million (0.9%), consumer loans decreased $1.7 million (2.6%), and residential real estate loans decreased $1.4 million (0.1%) during the quarter ended March 31, 2024. These decreases were partially offset by an increase in home equity loans of $4.1 million (2.5%).

Total deposits increased $121.5 million (2.5%) from December 31, 2023 to $5.1 billion at March 31, 2024. Time deposit balances increased $59.3 million, interest-bearing demand deposit balances increased $39.3 million, noninterest-bearing demand deposit balances increased $16.3 million, and savings deposit balances increased $6.8 million.

FHLB long-term advances increased $50.0 million from December 31, 2023 to March 31, 2024. During the first quarter of 2024, the Company borrowed an additional $50.0 million from the Federal Home Loan Bank at a rate of 4.39%.

Net Interest Income

Three months ended March 31, 2024 vs. 2023

The Company’s net interest income increased from $53.5 million for the three months ended March 31, 2023 to $54.4 million for the three months ended March 31, 2024. The Company’s tax equivalent net interest income increased $0.9 million, or 1.64% , from $53.8 million for the first quarter of 2023 to $54.6 million for the first quarter of 2024. Due to increases in the Federal Funds rate, net interest income increased by $5.9 million due to an increase in loan yields (net of loan fees and accretion) of 58 basis points and by an increase in average loans ($137.7 million) which added $1.8 million to interest income. In addition, the acquistion of Citizens added $2.9 million of net interest income during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 and interest income from accretion of fair value adjustments increased $0.9 million during the same time periods. These increases were partially offset by an increase in the cost of interest bearing liabilities (117 basis points) which decreased net interest income by $10.3 million. Due to an increase in average interest-earning assets, the Company’s reported net interest margin decreased from 4.05% for the first quarter of 2023 to 3.95% for the first quarter of 2024.

Table One
Average Balance Sheets and Net Interest Income
(in thousands)

Assets	Three months ended March 31,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,953,647	$24,148	4.97%	$1,840,828	$20,007	4.41%
Commercial, financial, and agriculture(2)	2,070,054	33,980	6.60	1,795,309	26,248	5.93
Installment loans to individuals(2),(3)	68,828	999	5.84	64,057	749	4.74
Total loans	4,092,529	59,127	5.81	3,700,194	47,004	5.15
Securities:
Taxable	1,200,310	12,040	4.03	1,322,060	11,773	3.61
Tax-exempt(4)	160,847	1,051	2.63	204,957	1,471	2.91
Total securities	1,361,157	13,091	3.87	1,527,017	13,244	3.52
Deposits in depository institutions	115,953	1,570	5.45	160,031	1,590	4.03
Total interest-earning assets	5,569,639	73,788	5.33	5,387,242	61,838	4.66
Cash and due from banks	98,966			67,975
Bank premises and equipment	71,954			71,422
Goodwill and intangible assets	162,257			124,546
Other assets	306,278			327,442
Less: allowance for credit losses	(23,142)			(18,143)
Total assets	$6,185,952			$5,960,484

Liabilities
Interest-bearing demand deposits	$1,283,868	$3,439	1.08%	$1,234,981	$1,741	0.57%
Savings deposits	1,254,253	2,273	0.73	1,376,317	1,348	0.40
Time deposits(2)	1,073,083	8,385	3.14	902,583	2,601	1.17
Customer repurchase agreements	313,623	3,621	4.64	281,861	2,381	3.43
FHLB long-term advances	136,813	1,423	4.18	—	—	—
Total interest-bearing liabilities	4,061,640	19,141	1.90	3,795,742	8,071	0.86
Noninterest-bearing demand deposits	1,322,540			1,420,676
Other liabilities	115,589			129,411
Shareholders’ equity	686,183			614,655
Total liabilities and shareholders’ equity	$6,185,952			$5,960,484
Net interest income		$54,647			$53,767
Net yield on earning assets			3.95%			4.05%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2024	2023
	Loan fees, net	$133	$518

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2024	2023
	Residential real estate	$45	$76
	Commercial, financial and agriculture	1,065	177
	Installment loans to individuals	6	4
	Time deposits	63	9
		$1,179	$266

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended March 31, 2024 vs. 2023
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,236	$2,905	$4,141
Commercial, financial, and agriculture	4,050	3,682	7,732
Installment loans to individuals	56	194	250
Total loans	5,342	6,781	12,123
Securities:
Taxable	(1,093)	1,360	267
Tax-exempt(1)	(319)	(101)	(420)
Total securities	(1,412)	1,259	(153)
Deposits in depository institutions	(442)	422	(20)
Total interest-earning assets	$3,488	$8,462	$11,950
Interest-bearing liabilities:
Interest-bearing demand deposits	$69	$1,629	$1,698
Savings deposits	(121)	1,046	925
Time deposits	495	5,289	5,784
Customer repurchase agreements	271	969	1,240
FHLB long-term advances	1,423	—	1,423
Total interest-bearing liabilities	$2,137	$8,933	$11,070
Net Interest Income	$1,351	$(471)	$880
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

	Three months ended March 31,
	2024	2023

Net interest income ("GAAP")	$54,427	$53,459
Taxable equivalent adjustment	$220	$308
Net interest income, fully taxable equivalent	$54,647	$53,767

Equity to assets ("GAAP")	10.81%	10.48%
Effect of goodwill and other intangibles, net	(2.35)%	(2.43)%
Tangible common equity to tangible assets	8.46%	8.05%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023
Commercial and industrial	$407,770	$426,951	$390,861

1-4 Family	202,378	206,237	181,442
Hotels	354,929	357,142	327,554
Multi-family	186,555	189,165	195,042
Non Residential Non-Owner Occupied	682,609	680,590	617,357
Non Residential Owner Occupied	232,440	240,328	223,096
Commercial real estate	1,658,911	1,673,462	1,544,491

Residential real estate	1,786,764	1,788,149	1,737,604
Home equity	171,292	167,201	151,341
Consumer	63,556	65,246	66,994
DDA overdrafts	3,495	4,914	3,395
Total loans	$4,091,788	$4,125,923	$3,894,686

Loan balances decreased $34.1 million from December 31, 2023 to March 31, 2024.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans decreased $19.2 million from December 31, 2023 to March 31, 2024.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $14.6 million from December 31, 2023 to March 31, 2024. At March 31, 2024, $6.7 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans decreased $3.9 million from December 31, 2023 to March 31, 2024. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $202.4 million as of March 31, 2024. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans decreased $2.2 million from December 31, 2023 to March 31, 2024. The Hotel portfolio is comprised of all lodging establishments and totaled $354.9 million as of March 31, 2024. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $2.6 million from December 31, 2023 to March 31, 2024. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $186.6 million as of March 31, 2024. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $682.6 million at March 31, 2024 and increased $2.0 million from December 31, 2023 to March 31, 2024.

Nonresidential owner-occupied commercial real estate totaled $232.4 million at March 31, 2024 and decreased $7.9 million from December 31, 2023. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans decreased $1.4 million from December 31, 2023 to March 31, 2024. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3, 5 and 7 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At March 31, 2024, $19.7 million of the residential real estate loans were for properties under construction.

Home equity loans increased $4.1 million during the first three months of 2024. The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $1.7 million during the first three months of 2024.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a $0.2 million recovery of credit losses in the first quarter of 2024. The company recorded a provision for credit losses of $2.9 million in the first quarter of 2023.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of March 31, 2024 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of March 31,		As of December 31,
	2024	2023	2023
Commercial and industrial	$4,275	$4,286	$4,474

1-4 Family	1,394	613	1,402
Hotels	2,257	2,184	2,211
Multi-family	999	1,027	1,002
Non Residential Non-Owner Occupied	4,012	4,924	4,077
Non Residential Owner Occupied	2,421	2,437	2,453
Commercial real estate	11,083	11,185	11,145
Residential real estate	5,137	5,484	5,398
Home equity	507	400	490
Consumer	426	371	269
DDA overdrafts	882	998	969
Allowance for Credit Losses	$22,310	$22,724	$22,745

The Allowance for Credit Losses decreased from $22.7 million at December 31, 2023 to $22.3 million at March 31, 2024. The Company recorded a recovery of credit losses of $0.2 million in the first quarter of 2024, compared to a provision for credit losses of $2.9 million for the comparable period in 2023, and a recovery of credit losses of $0.3 million for the fourth quarter of 2023. The recovery of credit losses was primarily related to a decline in loan balances from the fourth quarter of 2023 and a reduction in the loss rate of residential real estate loans that were partially offset by net charge-offs during the first quarter of 2024.

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2024 vs. 2023
(in millions)

	Three months ended March 31,
	2024	2023	$ Change	% Change
Net investment securities (losses) gains	$(0.2)	$1.2	$(1.4)	(116.7)
Non-interest income, excluding net investment securities gains (losses)	18.1	17.5	0.6	3.4
Non-interest expense, less merger-related expenses	35.9	33.0	2.9	8.8

Non-Interest Income: Non-interest income was $17.9 million during the quarter ended March 31, 2024, as compared to $18.7 million during the quarter ended March 31, 2023. During the first quarter of 2024, the Company reported $0.2 million of unrealized fair value losses on the Company’s equity securities compared to $0.8 million of realized gains from the sale of investment securities and $0.4 million of unrealized fair value gains on the Company’s equity securities during the first quarter of 2023.

Exclusive of these items, non-interest income increased $0.6 million, or 2.9%, from $17.5 million for the first quarter of 2023 to $18.1 million for the first quarter of 2024. This increase was largely attributable to an increase of $0.5 million, or 7.2%, in service charges, an increase of $0.4 million, or 16.4%, in trust and investment management fee income, and a $0.2 million, or 3.0%, increase in bankcard revenues. These increases were partially offset by a decrease in other income of $0.6 million.

Non-Interest Expense: Non-interest expenses decreased $2.7 million, or 7.1%, from $38.6 million in the first quarter of 2023 to $35.9 million in the first quarter of 2024. During the quarter ended March 31, 2023, the Company recognized $5.6 million of acquisition and integration expenses (included in other expenses) associated with the completed acquisition of Citizens Commerce Bancshares, Inc. (“Citizens”) and its principal banking subsidiary, Citizens Commerce Bank, on March 10, 2023. Excluding these expenses, non-interest expenses increased $2.9 million from $33.0 million in the quarter ended March 31, 2023 to $35.9 million in the quarter ended March 31, 2024. This increase was largely due to an increase in salaries and employee benefits of $1.2 million due to salary adjustments and increased health insurance costs. In addition, bankcard expenses increased $0.5 million, other expenses increased $0.5 million, and FDIC insurance expense increased $0.3 million. .

Income Tax Expense: The Company's effective income tax rate for the three months ended March 31, 2024 and March 31, 2023 was 19.5%, and 20.5%, respectively.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
March 31, 2024
+300	8.50%	-3.2%
+200	7.50	-2.0
+100	6.50	-0.7
-100	4.50	-6.4
-200	3.50	-9.9
-300	2.50	-14.3

December 31, 2023
+300	8.50%	-4.5%
+200	7.50	-2.4
+100	6.50	-1.6
-100	4.50	-7.2
-200	3.50	-8.3
-300	2.50	-13.9
These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during the remainder of 2024 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behaves relative to an increase in rates compared to what would otherwise occur if rates remain stable.

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2024, City National could pay dividends up to $69.3 million plus net profits for the remainder of 2024, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $42.7 million on an annualized basis over the next 12 months based on common shares outstanding at March 31, 2024.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.6 million of additional cash over the next 12 months. As of March 31, 2024, City Holding reported a cash balance of $50.0 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

As illustrated in the consolidated statements of cash flows, the Company generated $32.2 million of cash from operating activities during the first three months of 2024, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $3.0 million of cash in investing activities during the first three months of 2024, primarily due to a decrease in loans of $34.0 million and proceeds from maturities and calls of $24.2 million. These increases were partially offset by purchases of available-for-sale securities of $49.3 million and payments for low income housing credits of $5.8 million. The Company generated $127.3 million of cash in financing activities during the first three months of 2024, principally as a result of an increase in interest-bearing deposits of $105.3 million, proceeds from long-term debt of $50.0 million, and an increase in non-interest-bearing deposits of $16.3 million. These increases were partially offset by a decrease in short-term borrowings of $29.9 million and dividends paid of $10.6 million.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Reserve Bank and the FHLB. As of March 31, 2024, City National’s assets are significantly funded by deposits and capital. Additionally, City National maintains borrowing facilities with the Federal Reserve Bank and the FHLB that are accessed as necessary to fund operations and to provide contingency funding mechanisms. As of March 31, 2024, City National had outstanding borrowings totaling $150 million from these facilities and had the capacity to borrow an additional $1.5 billion from these existing borrowing facilities. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source. Approximately $0.7 billion of City National’s investment securities were unpledged at March 31, 2024. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 64.4% as of March 31, 2024 and deposit balances fund 80.1% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.4 billion at March 31, 2024, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $454.9 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 62.6% of the Company’s total assets. As interest rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher yielding deposit products, such as money market accounts or time deposits.

As the following table reflects, less than 15% (estimated) of the Company's deposits were uninsured (either with balances above $250,000 or not collateralized by investment securities) as of March 31, 2024.

Estimated Uninsured Deposits by Deposit Type

	March 31, 2024	December 31, 2023
Noninterest-Bearing Demand Deposits	16%	16%

Interest-Bearing Deposits
Demand Deposits	12%	7%
Savings Deposits	12%	11%
Time Deposits	15%	13%
Total Deposits	14%	12%

The amounts listed above represent management's best estimate as of the respective period shown of uninsured deposits (either with balances above $250,000 or not collateralized by investment securities).

Capital Resources

Shareholders' equity increased $5.2 million for the three months ended March 31, 2024, primarily due to net income of $29.5 million and stock based compensation expense of $1.1 million. These increases were partially offset by other comprehensive loss $11.1 million, cash dividends declared of $10.6 million and the repurchase of 36,438 common shares at a weighted average price of $100.24 per share ($3.7 million) as part of a one million share repurchase plan authorized by the Board of Directors in January 2024.

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

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer are illustrated in the following tables (in thousands):

March 31, 2024	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$644,235	16.2%	$279,242	7.0%	$259,296	6.5%
City National Bank	580,069	14.6	278,196	7.0	258,325	6.5
Tier I Capital
City Holding Company	644,235	16.2	339,079	8.5	319,134	8.0
City National Bank	580,069	14.6	337,809	8.5	317,938	8.0
Total Capital
City Holding Company	665,707	16.7	418,863	10.5	398,917	10.0
City National Bank	601,542	15.1	417,293	10.5	397,422	10.0
Tier I Leverage Ratio
City Holding Company	644,235	10.5	246,667	4.0	308,333	5.0
City National Bank	580,069	9.4	246,423	4.0	308,029	5.0

December 31, 2023	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$627,579	15.7%	$279,768	7.0%	$259,875	6.5%
City National Bank	549,031	13.8	278,692	7.0	258,785	6.5
Tier I Capital
City Holding Company	627,579	15.7	339,718	8.5	319,735	8.0
City National Bank	549,031	13.8	338,412	8.5	318,505	8.0
Total Capital
City Holding Company	648,646	16.2	419,652	10.5	399,669	10.0
City National Bank	570,099	14.3	418,038	10.5	398,131	10.0
Tier I Leverage Ratio
City Holding Company	627,579	10.2	245,468	4.0	306,835	5.0
City National Bank	549,031	8.9	245,587	4.0	306,984	5.0

As of March 31, 2024, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2024, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Readers should carefully consider the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2024, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in May 2022. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended March 31, 2024:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
February 1, 2024 - February 29, 2024*	18,138	100.66	18,138	981,862
March 1, 2024 - March 31, 2024	18,300	99.82	36,438	963,562

*There were no common stock repurchases in January 2024.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

Date: May 8, 2024