Form 10-Q
period 2024-06-30
CITY HOLDING CO
filed 2024-08-07
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The registrant had outstanding 14,701,625 shares of common stock as of August 2, 2024.

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

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands, except share amounts)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$141,168	$123,033
Interest-bearing deposits in depository institutions	76,818	33,243
Cash and Cash Equivalents	217,986	156,276

Investment securities available for sale, at fair value (amortized cost $1,613,536 and $1,479,545, net of allowance for credit losses of $0 at June 30, 2024 and December 31, 2023, respectively)	1,456,685	1,338,137
Other securities	31,237	30,966
Total Investment Securities	1,487,922	1,369,103

Gross loans	4,112,873	4,125,923
Allowance for credit losses	(22,688)	(22,745)
Net Loans	4,090,185	4,103,178

Bank owned life insurance	119,650	118,122
Premises and equipment, net	71,041	72,146
Accrued interest receivable	21,826	20,290
Deferred tax assets, net	43,602	42,216
Goodwill and other intangible assets, net	161,236	162,568
Other assets	127,947	124,153
Total Assets	$6,341,395	$6,168,052

Liabilities
Deposits:
Noninterest-bearing	$1,354,660	$1,342,804
Interest-bearing:
Demand deposits	1,333,169	1,291,011
Savings deposits	1,233,834	1,259,457
Time deposits	1,145,617	1,040,990
Total Deposits	5,067,280	4,934,262

Short-term borrowings:
FHLB short-term advances	—	25,000
Securities sold under agreements to repurchase	322,668	309,856
FHLB long-term advances	150,000	100,000
Other liabilities	114,707	121,868
Total Liabilities	5,654,655	5,490,986

Commitments and contingencies - see Note I

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at June 30, 2024 and December 31, 2023, less 4,346,473 and 4,215,731 shares in treasury, respectively	47,619	47,619
Capital surplus	174,834	177,424
Retained earnings	817,549	780,299
Treasury Stock	(230,944)	(217,737)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(119,737)	(107,958)
Underfunded pension liability	(2,581)	(2,581)
Total Accumulated Other Comprehensive Loss	(122,318)	(110,539)
Total Shareholders’ Equity	686,740	677,066
Total Liabilities and Shareholders’ Equity	$6,341,395	$6,168,052
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Interest and fees on loans	$59,285	$52,352	$118,413	$99,356
Interest and dividends on investment securities:
Taxable	13,947	11,794	25,987	23,567
Tax-exempt	838	950	1,668	2,112
Interest on deposits in depository institutions	1,920	2,585	3,490	4,176
Total Interest Income	75,990	67,681	149,558	129,211

Interest Expense
Interest on deposits	15,897	8,567	29,994	14,257
Interest on short-term borrowings	3,900	2,963	7,521	5,344
Interest on FHLB long-term advances	1,568	649	2,991	649
Total Interest Expense	21,365	12,179	40,506	20,250
Net Interest Income	54,625	55,502	109,052	108,961
Provision for credit losses	500	425	320	3,343
Net Interest Income After Provision for Credit Losses	54,125	55,077	108,732	105,618

Non-Interest Income
(Losses) gains on sale of investment securities, net	—	—	(1)	773
Unrealized gains (losses) recognized on equity securities still held, net	364	(294)	212	67
Service charges	6,980	6,906	14,015	13,469
Bankcard revenue	7,245	7,190	14,045	13,793
Trust and investment management fee income	2,762	2,339	5,385	4,591
Bank owned life insurance	775	3,208	1,702	4,012
Other income	785	952	1,501	2,278
Total Non-Interest Income	18,911	20,301	36,859	38,983

Non-Interest Expense
Salaries and employee benefits	18,751	18,429	37,629	36,102
Occupancy related expense	2,856	2,811	5,696	5,451
Equipment and software related expense	3,130	2,883	6,059	5,975
FDIC insurance expense	718	690	1,429	1,135
Advertising	972	974	1,839	1,734
Bankcard expenses	2,290	1,736	4,329	3,245
Postage, delivery, and statement mailings	714	596	1,380	1,243
Office supplies	432	591	885	1,011
Legal and professional fees	551	558	1,033	1,028
Telecommunications	624	623	1,224	1,229
Repossessed asset losses, net of expenses	6	22	235	38
Merger related expenses	—	—	—	5,645
Other expenses	5,728	4,848	10,934	9,548
Total Non-Interest Expense	36,772	34,761	72,672	73,384
Income Before Income Taxes	36,264	40,617	72,919	71,217

Income tax expense	7,149	7,884	14,281	14,143
Net Income Available to Common Shareholders	$29,115	$32,733	$58,638	$57,074

Basic earnings per common share	$1.96	$2.16	$3.95	$3.80
Diluted earnings per common share	$1.96	$2.16	$3.94	$3.79

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income available to common shareholders	$29,115	$32,733	$58,638	$57,074

Available-for-Sale Securities
Unrealized (losses) gains on available-for-sale securities arising during the period	(930)	(18,492)	(15,437)	2,140
Reclassification adjustment for net losses (gains)	—	—	1	(773)
Other comprehensive (loss) income before income taxes	(930)	(18,492)	(15,436)	1,367
Tax effect	216	4,433	3,657	(327)
Other comprehensive (loss) income, net of tax	(714)	(14,059)	(11,779)	1,040

Comprehensive Income, Net of Tax	$28,401	$18,674	$46,859	$58,114

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended June 30, 2024 and 2023
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at March 31, 2023	$47,619	$177,529	$721,727	$(179,436)	$(116,389)	$651,050
Net income	—	—	32,733	—	—	32,733
Other comprehensive loss, net of tax	—	—	—	—	(14,059)	(14,059)
Cash dividends declared ($0.65 per share)	—	—	(10,212)	—	—	(10,212)
Stock-based compensation expense	—	633	—	—	—	633
Restricted awards granted	—	(1,416)	—	1,416	—	—
Purchase of 269,338 treasury shares	—	—	—	(23,953)	—	(23,953)
Balance at June 30, 2023	$47,619	$176,746	$744,248	$(201,973)	$(130,448)	$636,192

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at March 31, 2024	$47,619	$175,747	$799,024	$(218,555)	$(121,604)	$682,231
Net income	—	—	29,115	—	—	29,115
Other comprehensive loss, net of tax	—	—	—	—	(714)	(714)
Cash dividends declared ($0.72 per share)	—	—	(10,590)	—	—	(10,590)
Stock-based compensation expense	—	707	—	—	—	707
Restricted awards granted	—	(1,486)	—	1,486	—	—
Exercise of 3,700 stock options	—	(134)	—	368	—	234
Purchase of 142,091 treasury shares	—	—	—	(14,243)	—	(14,243)
Balance at June 30, 2024	$47,619	$174,834	$817,549	$(230,944)	$(122,318)	$686,740

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2024 and 2023
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$47,619	$170,980	$706,696	$(215,955)	$(131,488)	577,852
Adoption of ASU No. 2022-02	—	—	175	—	—	175
Balances at January 1, 2023	47,619	170,980	706,871	(215,955)	(131,488)	578,027
Net income	—	—	57,074	—	—	57,074
Other comprehensive income, net of tax	—	—	—	—	1,040	1,040
Cash dividends declared ($1.30 per share)	—	—	(19,697)	—	—	(19,697)
Stock-based compensation expense	—	1,726	—	—	—	1,726
Restricted awards granted	—	(3,534)	—	3,534	—	—
Purchase of 487,587 treasury shares	—	—	—	(44,056)	—	(44,056)
Acquisition of Citizens Commerce Bancshares, Inc.	—	7,574	—	54,504	—	62,078
Balance at June 30, 2023	$47,619	$176,746	$744,248	$(201,973)	$(130,448)	$636,192

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$47,619	$177,424	$780,299	$(217,737)	$(110,539)	$677,066
Net income	—	—	58,638	—	—	58,638
Other comprehensive loss, net of tax	—	—	—	—	(11,779)	(11,779)
Cash dividends declared ($1.43 per share)	—	—	(21,388)	—	—	(21,388)
Stock-based compensation expense	—	1,807	—	—	—	1,807
Restricted awards granted	—	(4,204)	—	4,204	—	—
Exercise of 5,009 stock options	—	(193)	—	485	—	292
Purchase of 178,529 treasury shares	—	—	—	(17,896)	—	(17,896)
Balance at June 30, 2024	$47,619	$174,834	$817,549	$(230,944)	$(122,318)	$686,740

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2024	2023
Net income	$58,638	$57,074
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	3,947	4,711
Provision for credit losses	320	3,343
Depreciation of premises and equipment	2,114	2,349
Deferred income tax expense (benefit)	1,446	(864)
Net periodic employee benefit cost	31	26
Unrealized and realized investment securities gains, net	(211)	(840)
Stock-compensation expense	1,807	1,726
Excess tax expense from stock-compensation	273	203
Increase in value of bank-owned life insurance	(1,751)	(4,012)
Loans held for sale
Loans originated for sale	(7,100)	(6,397)
Proceeds from the sale of loans originated for sale	7,148	6,499
Gain on sale of loans	(48)	(102)
Change in accrued interest receivable	(1,536)	1,181
Change in other assets	3,435	9,764
Change in other liabilities	(8,023)	(7,350)
Net Cash Provided by Operating Activities	60,490	67,311

Net decrease (increase) in loans	13,569	(23,077)
Securities available-for-sale
Purchases	(192,555)	(21,781)
Proceeds from sales of securities available-for-sale	—	85,559
Proceeds from maturities and calls	57,744	63,728
Other investments
Purchases	(221)	(5,950)
Proceeds from sales	162	66
Proceeds from maturities and calls	—	498
Purchases of premises and equipment	(1,102)	(1,727)
Proceeds from the disposals of premises and equipment	93	282
Proceeds from bank-owned life insurance policies	223	206
Payments for low income housing tax credits	(8,270)	(4,144)
Acquisition of Citizens Commerce Bancshares, Inc.	—	14,013
Net Cash (Used in) Provided by Investing Activities	(130,357)	107,673

Net increase (decrease) in non-interest-bearing deposits	11,856	(38,604)
Net increase (decrease) in interest-bearing deposits	121,246	(115,286)
Net decrease in short-term borrowings	(12,188)	(25,750)
Proceeds from long-term debt	50,000	100,000
Purchases of treasury stock	(17,896)	(44,056)
Proceeds from exercise of stock options	292	—
Lease payments	(379)	(405)
Dividends paid	(21,354)	(19,602)
Net Cash Provided by (Used in) Financing Activities	131,577	(143,703)
Increase in Cash and Cash Equivalents	61,710	31,281
Cash and cash equivalents at beginning of period	156,276	200,000
Cash and Cash Equivalents at End of Period	$217,986	$231,281

Supplemental Cash Flow Information:
Cash paid for interest	38,639	18,509
Cash paid for income taxes	14,975	17,309
Acquisition
Identifiable assets acquired (net of purchase consideration)	$—	$320,453
Liabilities assumed	—	(307,111)
Goodwill	—	40,458
Core deposit intangible	—	8,278
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2024. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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
$61,583

Investment Securities

Citizen's entire investment portfolio of $41 million was sold shortly after the acquisition date and resulted in a $0.7 million realized gain during the quarter ended March 31, 2023.

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

Goodwill

Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. As of June 30, 2024, twelve months have occurred since the date of acquisition on March 10, 2023, and the measurement period is now complete. The following table summarizes adjustments to goodwill subsequent to December 31, 2023 (in thousands):

Goodwill
Balance at December 31, 2023	$149,902
Adjustment to goodwill acquired in conjunction with the acquisition of Citizens	(140)
Balance at June 30, 2024	$149,762

Note D -     Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	June 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$226,055	$154	$18,423	$207,786	$228,456	$371	$16,089	$212,738
Mortgage-backed securities:
U.S. government agencies	1,348,238	1,027	137,752	1,211,513	1,211,484	2,362	125,753	1,088,093
Private label	6,709	—	262	6,447	6,997	—	293	6,704
Trust preferred securities	4,602	—	9	4,593	4,599	—	321	4,278
Corporate securities	27,932	31	1,617	26,346	28,009	137	1,822	26,324
Total Securities Available-for-Sale	$1,613,536	$1,212	$158,063	$1,456,685	$1,479,545	$2,870	$144,278	$1,338,137

The Company's other investment securities include marketable equity securities and non-marketable equity securities held for investment. At June 30, 2024 and December 31, 2023, the Company held $7.6 million and $7.5 million, respectively, in marketable equity securities. Changes in the fair value of the marketable equity securities are recorded in "unrealized (losses) gains recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At June 30, 2024 and December 31, 2023, the Company held $23.6 million and $23.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. The Company held no certificates of deposits for investment at June 30, 2024 and at December 31, 2023.

The majority of the Company's investment securities are mortgage-backed. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At June 30, 2024 and December 31, 2023 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of June 30, 2024 and December 31, 2023.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$17,733	$505	$179,538	$17,918	$197,271	$18,423
Mortgage-backed securities:
U.S. Government agencies	102,346	10,002	708,833	127,750	811,179	137,752
Private label	1,586	15	4,861	247	6,447	262
Trust preferred securities	—	—	4,593	9	4,593	9
Corporate securities	—	—	24,719	1,617	24,719	1,617
Total available-for-sale	$121,665	$10,522	$922,544	$147,541	$1,044,209	$158,063

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$7,591	$66	$180,560	$16,023	$188,151	$16,089
Mortgage-backed securities:
U.S. Government agencies	2,046	10,271	740,914	115,482	742,960	125,753
Private label	—	—	4,835	293	4,835	293
Trust preferred securities	—	—	4,278	321	4,278	321
Corporate securities	—	—	24,609	1,822	24,609	1,822
Total available-for-sale	$9,637	$10,337	$955,196	$133,941	$964,833	$144,278

As of June 30, 2024, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. Due to the previously mentioned factors, as of June 30, 2024, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the three and six months ended June 30, 2024 and 2023, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at June 30, 2024, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$3,078	$3,046
Due after one year through five years	119,763	113,772
Due after five years through ten years	388,186	358,188
Due after ten years	1,102,509	981,679
Total	$1,613,536	$1,456,685

Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Proceeds on sales of available for sale securities	$—	$—	$—	$85,559

Gross realized gains on securities sold	$—	$—	$—	$975
Gross realized losses on securities sold	—	—	(1)	(202)
Net realized investment security gains	$—	$—	$(1)	$773

Gross unrealized gains recognized on equity securities still held	$375	$8	$247	$368
Gross unrealized losses recognized on equity securities still held	(11)	(302)	(35)	(301)
Net unrealized (losses) gains recognized on equity securities still held	$364	$(294)	$212	$67

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $700 million and $709 million at June 30, 2024 and December 31, 2023, respectively.

Note E -        Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2024	December 31, 2023
Commercial and industrial	$408,312	$426,951

1-4 Family	195,992	206,237
Hotels	370,954	357,142
Multi-family	190,390	189,165
Non Residential Non-Owner Occupied	668,330	680,590
Non Residential Owner Occupied	235,993	240,328
Commercial real estate	1,661,659	1,673,462

Residential real estate	1,797,260	1,788,149
Home equity	179,607	167,201
Consumer	62,352	65,246
Demand deposit account (DDA) overdrafts	3,683	4,914
Gross loans	4,112,873	4,125,923
Allowance for credit losses	(22,688)	(22,745)
Net loans	$4,090,185	$4,103,178

Construction loans included in:
Commercial real estate	$2,233	$2,459
Residential real estate	9,766	23,066

The Company’s commercial and residential real estate construction loans are primarily secured by real estate within the Company’s principal markets.  These loans were originated under the Company’s loan policies, which are focused on the risk characteristics of the loan portfolio, including construction loans. In the judgment of the Company's management, adequate consideration has been given to these loans in establishing the Company's allowance for credit losses (see Note F for additional information).

Note F -      Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses, by portfolio loan classification, for the three and six months ended June 30, 2024 and 2023 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Six months ended June 30, 2024
Commercial and industrial	$4,474	$(367)	$63	$62	$4,232

1-4 Family	1,402	(68)	23	5	$1,362
Hotels	2,211	—	—	217	$2,428
Multi-family	1,002	—	—	(11)	$991
Non Residential Non-Owner Occupied	4,077	(3)	3	(283)	$3,794
Non Residential Owner Occupied	2,453	—	150	(206)	$2,397
Commercial real estate	11,145	(71)	176	(278)	10,972

Residential real estate	5,398	(305)	228	400	$5,721
Home equity	490	(148)	47	181	$570
Consumer	269	(135)	122	121	$377
DDA overdrafts	969	(729)	742	(166)	$816
	$22,745	$(1,755)	$1,378	$320	$22,688

	Beginning Balance	Impact of Adopting ASU 2022-02	PCD Loan Reserves	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Six months ended June 30, 2023
Commercial and industrial	$3,568	$12	$—	$(69)	$169	$650	$4,330

1-4 Family	566	(1)	—	(80)	30	83	598
Hotels	2,332	—	—	(40)	—	(159)	2,133
Multi-family	380	—	500	—	—	129	1,009
Non Residential Non-Owner Occupied	2,019	—	1,536	—	156	1,075	4,786
Non Residential Owner Occupied	1,315	—	775	—	—	288	2,378
Commercial real estate	6,612	(1)	2,811	(120)	186	1,416	10,904

Residential real estate	5,427	(138)	—	(52)	15	321	5,573
Home equity	290	(46)	—	(267)	16	415	408
Consumer	110	(2)	—	(171)	51	346	334
DDA Overdrafts	1,101	—	—	(807)	713	195	1,202
	$17,108	$(175)	$2,811	$(1,486)	$1,150	$3,343	$22,751

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Three months ended June 30, 2024
Commercial and industrial	$4,275	$(61)	$38	$(20)	$4,232

1-4 Family	1,394	(37)	12	(7)	1,362
Hotels	2,257	—	—	171	2,428
Multi-family	999	—	—	(8)	991
Non Residential Non-Owner Occupied	4,012	(3)	3	(218)	3,794
Non Residential Owner Occupied	2,421	—	150	(174)	2,397
Commercial real estate	11,083	(40)	165	(236)	10,972

Residential real estate	5,137	(286)	179	691	5,721
Home equity	507	(121)	38	146	570
Consumer	426	(20)	24	(53)	377
DDA overdrafts	882	(373)	335	(28)	816
	$22,310	$(901)	$779	$500	$22,688

Three months ended June 30, 2023
Commercial and industrial	$4,289	$(69)	$86	$24	$4,330

1-4 Family	613	(77)	16	46	598
Hotels	2,184	(40)	—	(11)	2,133
Multi-family	1,027	—	—	(18)	1,009
Non Residential Non-Owner Occupied	4,924	—	12	(150)	4,786
Non Residential Owner Occupied	2,437	—	—	(59)	2,378
Commercial real estate	11,185	(117)	28	(192)	10,904

Residential real estate	5,481	(20)	5	107	5,573
Home equity	400	(200)	12	196	408
Consumer	371	(109)	28	44	334
DDA Overdrafts	998	(357)	315	246	1,202
	$22,724	$(872)	$474	$425	$22,751

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of June 30, 2024 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$—	$3,135	$—

1-4 Family	—	511	—
Hotels	—	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	392	—
Non Residential Owner Occupied	—	2,215	—
Commercial Real Estate	—	3,118	—

Residential Real Estate	—	3,214	18
Home Equity	—	63	32
Consumer	—	—	—
Total	$—	$9,530	$50

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

The Company recognized no interest income on non-accrual loans during each of the three and six months ended June 30, 2024 and 2023.

There were no individually evaluated collateral-dependent loans as of June 30, 2024. The company had one commercial and industrial individually evaluated collateral dependent loan recorded at $1.0 million as of December 31, 2023. Changes in the fair value of the collateral for collateral-dependent loans are reported as a provision for credit loss or a recovery of credit loss in the period of change.

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

The following tables present the aging of the amortized cost basis in past-due loans as of June 30, 2024 and December 31, 2023 by class of loan (in thousands):

	June 30, 2024
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$1,087	$—	$—	$1,087	$404,090	$3,135	$408,312

1-4 Family	—	—	—	—	195,481	511	195,992
Hotels	—	—	—	—	370,954	—	370,954
Multi-family	—	—	—	—	190,390	—	190,390
Non Residential Non-Owner Occupied	—	—	—	—	667,938	392	668,330
Non Residential Owner Occupied	565	—	—	565	233,213	2,215	235,993
Commercial real estate	565	—	—	565	1,657,976	3,118	1,661,659

Residential real estate	7,154	819	18	7,991	1,786,055	3,214	1,797,260
Home Equity	685	102	32	819	178,725	63	179,607
Consumer	82	15	—	97	62,255	—	62,352
Overdrafts	323	4	—	327	3,356	—	3,683
Total	$9,896	$940	$50	$10,886	$4,092,457	$9,530	$4,112,873

	December 31, 2023
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$185	$250	$—	$435	$424,305	$2,211	$426,951

1-4 Family	67	25	—	92	205,624	521	206,237
Hotels	—	—	—	—	357,142	—	357,142
Multi-family	—	—	—	—	189,165	—	189,165
Non Residential Non-Owner Occupied	—	—	—	—	680,144	446	680,590
Non Residential Owner Occupied	623	—	—	623	238,285	1,420	240,328
Commercial real estate	690	25	—	715	1,670,360	2,387	1,673,462

Residential real estate	7,034	811	214	8,059	1,777,241	2,849	1,788,149
Home Equity	1,020	159	56	1,235	165,855	111	167,201
Consumer	129	—	—	129	65,117	—	65,246
Overdrafts	355	9	—	364	4,550	—	4,914
Total	$9,413	$1,254	$270	$10,937	$4,107,428	$7,558	$4,125,923

Loan Restructurings

The Company evaluates all loan restructurings in accordance with ASU No. 2022-02 for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows. During the three and six months ended June 30, 2024 and June 30, 2023, the Company had no loan modifications that were considered restructured loans.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at June 30, 2024 and December 31, 2023 is as follows (in thousands), with the loans acquired from Citizens categorized by their origination date:

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$33,449	$67,212	$34,966	$69,107	$39,615	$33,908	$95,411	$373,668
Special mention	—	—	—	—	—	6	—	6
Substandard	594	532	2,500	650	2,829	2,332	25,201	34,638
Total	$34,043	$67,744	$37,466	$69,757	$42,444	$36,246	$120,612	$408,312
YTD Gross Charge-offs	$—	$—	$—	$69	$—	$48	$250	$367

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$70,494	$47,473	$76,605	$47,688	$21,820	$18,328	$111,546	$393,954
Special mention	—	33	—	2,600	22	—	70	2,725
Substandard	379	2,748	854	775	923	1,538	23,055	30,272
Total	$70,873	$50,254	$77,459	$51,063	$22,765	$19,866	$134,671	$426,951

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$17,866	$34,254	$43,102	$29,922	$19,365	$36,133	$11,110	$191,752
Special mention	—	556	433	—	910	638	249	2,786
Substandard	—	—	74	—	244	1,136	—	1,454
Total	$17,866	$34,810	$43,609	$29,922	$20,519	$37,907	$11,359	$195,992
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$68	$—	$68

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$38,143	$53,907	$32,058	$21,363	$12,073	$29,846	$13,967	$201,357
Special mention	565	451	—	1,167	—	730	250	3,163
Substandard	—	77	—	250	131	1,259	—	1,717
Total	$38,708	$54,435	$32,058	$22,780	$12,204	$31,835	$14,217	$206,237

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$20,819	$47,272	$80,386	$32,366	$3,085	$157,213	$297	$341,438
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,964	25,552	—	29,516
Total	$20,819	$47,272	$80,386	$32,366	$7,049	$182,765	$297	$370,954
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$47,739	$82,200	$33,560	$3,327	$58,384	$101,740	$305	$327,255
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	4,020	23,604	2,263	—	29,887
Total	$47,739	$82,200	$33,560	$7,347	$81,988	$104,003	$305	$357,142

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$5,544	$7,138	$28,646	$24,200	$57,529	$66,009	$1,324	$190,390
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$5,544	$7,138	$28,646	$24,200	$57,529	$66,009	$1,324	$190,390
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$6,925	$21,320	$28,268	$63,750	$38,007	$29,814	$1,081	$189,165
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$6,925	$21,320	$28,268	$63,750	$38,007	$29,814	$1,081	$189,165

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$13,227	$112,157	$117,880	$95,691	$55,526	$223,500	$19,246	$637,227
Special mention	—	—	—	97	645	24,545	—	25,287
Substandard	76	—	—	143	2,197	3,400	—	5,816
Total	$13,303	$112,157	$117,880	$95,931	$58,368	$251,445	$19,246	$668,330
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$3	$—	$3

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$117,515	$119,382	$99,210	$59,083	$64,332	$156,941	$32,111	$648,574
Special mention	—	—	102	731	165	24,747	—	25,745
Substandard	—	—	145	2,395	79	3,652	—	6,271
Total	$117,515	$119,382	$99,457	$62,209	$64,576	$185,340	$32,111	$680,590

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$9,712	$46,748	$29,680	$39,725	$15,832	$66,863	$3,420	$211,980
Special mention	—	—	—	152	—	3,183	87	3,422
Substandard	—	3,857	873	1,966	1,175	12,357	363	20,591
Total	$9,712	$50,605	$30,553	$41,843	$17,007	$82,403	$3,870	$235,993
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$41,481	$34,320	$42,203	$16,990	$21,772	$52,363	$6,060	$215,189
Special mention	—	—	164	—	2,880	431	188	3,663
Substandard	3,957	909	2,010	1,212	1,335	11,792	261	21,476
Total	$45,438	$35,229	$44,377	$18,202	$25,987	$64,586	$6,509	$240,328

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$67,168	$247,568	$299,694	$221,904	$151,337	$549,717	$35,396	$1,572,784
Special mention	—	556	433	249	1,556	28,366	336	31,496
Substandard	76	3,857	947	2,109	7,581	42,445	364	57,379
Total	$67,244	$251,981	$301,074	$224,262	$160,474	$620,528	$36,096	$1,661,659
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$71	$—	$71

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$251,802	$311,129	$235,298	$164,514	$194,569	$370,704	$53,522	$1,581,538
Special mention	565	451	266	1,898	3,045	25,909	438	32,572
Substandard	3,957	986	2,155	7,877	25,148	18,968	261	59,352
Total	$256,324	$312,566	$237,719	$174,289	$222,762	$415,581	$54,221	$1,673,462

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential real estate
Performing	$103,664	$220,559	$374,506	$300,066	$236,034	$488,930	$70,786	$1,794,545
Non-performing	—	—	418	—	421	1,718	158	2,715
Total	$103,664	$220,559	$374,924	$300,066	$236,455	$490,648	$70,944	$1,797,260
YTD Gross Charge-offs	$—	$—	$34	$—	$—	$161	$110	$305

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Residential real estate
Performing	$234,802	$392,865	$314,617	$250,030	$109,736	$410,925	$72,324	$1,785,299
Non-performing	$161	$119	$183	$26	$713	$1,349	$299	$2,850
Total	$234,963	$392,984	$314,800	$250,056	$110,449	$412,274	$72,623	$1,788,149

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Home equity
Performing	$14,470	$27,556	$12,799	$5,616	$3,241	$6,981	$108,382	$179,045
Non-performing	—	—	—	—	14	—	548	562
Total	$14,470	$27,556	$12,799	$5,616	$3,255	$6,981	$108,930	$179,607
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$129	$19	$148

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Home equity
Performing	$29,611	$13,921	$6,218	$3,826	$2,510	$5,108	$105,896	$167,090
Non-performing	—	—	—	14	—	—	97	111
Total	$29,611	$13,921	$6,218	$3,840	$2,510	$5,108	$105,993	$167,201

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Consumer
Performing	$11,544	$26,218	$14,431	$3,412	$2,226	$2,476	$2,045	$62,352
Non-performing	—	—	—	—	—	—	—	—
Total	$11,544	$26,218	$14,431	$3,412	$2,226	$2,476	$2,045	$62,352
YTD Gross Charge-offs	$—	$21	$29	$—	$10	$74	$1	$135

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Consumer
Performing	$33,700	$18,293	$4,531	$3,148	$2,120	$1,645	$1,809	$65,246
Non-performing	—	—	—	—	—	—	—	—
Total	$33,700	$18,293	$4,531	$3,148	$2,120	$1,645	$1,809	$65,246

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, generally in the form of securities, based upon mark-to-mark positions. The Company received collateral with a value of $62.2 million and $55.6 million as of June 30, 2024 and December 31, 2023, respectively.

Non-hedging interest rate derivatives

As of June 30, 2024 and December 31, 2023, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$32,494	$1,418	$61,242	$2,176
Loan interest rate swap - liabilities	582,891	53,659	555,693	46,402

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	600,891	54,895	573,693	47,555
Loan interest rate swap - liabilities	32,494	1,418	61,242	2,176

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income (expense) - derivative assets	$(367)	$10,653	$6,499	$(5,477)
Other (expense) income - derivative liabilities	367	(10,653)	(6,499)	5,477
Other income (expense) - derivative liabilities	(8)	131	84	(67)

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $294.5 million and $303.7 million as of June 30, 2024 and December 31, 2023, respectively. During the three and six months ended June 30, 2024 and 2023, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	June 30, 2024	December 31, 2023
Investment securities available for sale, at fair value	$(8,658)	$(10,075)
Other assets	8,608	10,095
Cumulative adjustment to Interest and dividends on investment securities	50	(20)

In addition to the agreements entered into in the year ended December 31, 2020, the Company has less than $0.1 million of other fair value hedges to reduce the interest rate risk associated with the change in fair value of certain securities as of June 30, 2024 and December 31, 2023.

During the year ended December 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the six months ended June 30, 2024, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

June 30, 2024
Gross loans	$(1,681)
Other assets	1,662
Cumulative adjustment to Interest and fees on loans	19

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

Restricted shares are forfeited if the awarded officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2024, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2024		2023
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	135,558	$79.19	140,606	$73.87
Granted	37,991	100.32	35,663	91.90
Vested/Forfeited	(42,609)	77.13	(43,417)	73.02
Outstanding at June 30	130,940	$84.22	132,852	$78.06

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense associated with restricted shares	$707	$633	$1,455	$1,341

At period-end:			June 30, 2024
Unrecognized stock-based compensation expense associated with restricted shares			$6,429
Weighted average period (in years) in which the above amount is expected to be recognized			3.38

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2024 and 2023, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Components of net periodic cost:
Interest cost	$129	$137	$259	$274
Expected return on plan assets	(207)	(210)	(414)	(420)
Net amortization and deferral	93	86	186	172
Net Periodic Pension Cost	$15	$13	$31	$26

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	June 30, 2024	December 31, 2023
Commitments to extend credit:
Home equity lines	$245,067	$243,893
Commercial real estate	97,889	52,002
Other commitments	350,307	316,200
Standby letters of credit	3,656	4,916
Commercial letters of credit	8,369	6,117

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

	Three months ended June 30,			Six months ended June 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2024
Beginning Balance	$(2,581)	$(119,023)	$(121,604)	$(2,581)	$(107,958)	$(110,539)

Other comprehensive (loss) before reclassifications	—	(714)	(714)	—	(11,780)	(11,780)
Amounts reclassified from other comprehensive income	—	—	—	—	1	1
	—	(714)	(714)	—	(11,779)	(11,779)

Ending Balance	$(2,581)	$(119,737)	$(122,318)	$(2,581)	$(119,737)	$(122,318)

2023
Beginning Balance	$(3,422)	$(112,967)	$(116,389)	$(3,422)	$(128,066)	$(131,488)

Other comprehensive (loss) income before classifications	—	(14,059)	(14,059)	—	1,628	1,628
Amounts reclassified from other comprehensive income	—	—	—	—	(588)	(588)
	—	(14,059)	(14,059)	—	1,040	1,040

Ending Balance	$(3,422)	$(127,026)	$(130,448)	$(3,422)	$(127,026)	$(130,448)

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Consolidated Statements
	2024	2023	2024	2023	of Income

Securities available-for-sale:
Net securities (losses) gains reclassified into earnings	$—	$—	$(1)	$773	(Losses) gains on sale of investment securities, net
Related income tax expense	—	—	—	(185)	Income tax expense (benefit)
Net effect on accumulated other comprehensive loss	$—	$—	$(1)	$588

Note K - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income available to common shareholders	$29,115	$32,733	$58,638	$57,074
Less: earnings allocated to participating securities	(258)	(291)	(519)	(505)
Net earnings allocated to common shareholders	$28,857	$32,442	$58,119	$56,569

Distributed earnings allocated to common stock	$10,418	$9,668	$20,835	$19,336
Undistributed earnings allocated to common stock	18,439	22,774	37,284	37,233
Net earnings allocated to common shareholders	$28,857	$32,442	$58,119	$56,569

Average shares outstanding	14,695	14,994	14,721	14,897
Effect of dilutive securities:
Employee stock awards	15	18	19	22
Shares for diluted earnings per share	14,710	15,012	14,740	14,919

Basic earnings per share	$1.96	$2.16	$3.95	$3.80
Diluted earnings per share	$1.96	$2.16	$3.94	$3.79

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price are greater than the average market price of the common shares and therefore, the effect is anti-dilutive. The Company had no anti-dilutive options for any of the periods shown above.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at June 30, 2024.

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

	Total	Level 1	Level 2	Level 3
June 30, 2024
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$207,786	$—	$207,786	$—
Mortgage-backed securities:
U.S. Government agencies	1,211,513	—	1,211,513	—
Private label	6,447	—	4,861	1,586
Trust preferred securities	4,593	—	4,593	—
Corporate securities	26,346	—	26,346	—
Marketable equity securities	7,617	3,047	4,570	—
Derivative assets	66,600	—	66,600	—
Financial Liabilities
Derivative liabilities	55,077	—	55,077	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	629	—	—	629

December 31, 2023
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$212,738	$—	$212,738	$—
Mortgage-backed securities:
U.S. Government agencies	1,088,093	—	1,088,093	—
Private label	6,704	—	4,833	1,871
Trust preferred securities	4,278	—	4,278	—
Corporate securities	26,324	—	26,324	—
Marketable equity securities	7,538	3,093	4,445	—
Certificates of deposit held for investment	—	—	—	—
Derivative assets	60,527	—	60,527	—
Financial Liabilities
Derivative liabilities	48,578	—	48,578	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	731	—	—	731

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the periods indicated (in thousands):

	June 30, 2024	December 31, 2023
Beginning balance	$1,871	$2,459
Changes in fair value	(16)	95
Changes due to principal reduction	(269)	(683)
Ending balance	$1,586	$1,871

No transfers into or out of Level 3 of the fair value hierarchy occurred during the three and six months ended June 30, 2024 or year ended December 31, 2023.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  Generally, the Company has applied collateral discounts, ranging from 10% to 30%. There were no individually evaluated collateral-dependent loans as of June 30, 2024. The Company had one commercial and industrial individually evaluated collateral dependent loan recorded at $1.0 million as of December 31, 2023. The Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis as of June 30, 2024 or as of December 31, 2023.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets:
Cash and cash equivalents	$217,986	$217,986	$217,986	$—	$—
Securities available-for-sale	1,456,685	1,456,685	—	1,455,099	1,586
Marketable equity securities	7,617	7,617	3,047	4,570	—
Net loans	4,090,185	3,937,730	—	—	3,937,730
Accrued interest receivable	21,826	21,826	—	21,826	—
Derivative assets	66,600	66,600	—	66,600	—

Liabilities:
Deposits	5,067,280	4,842,254	3,712,620	1,129,634	—
Short-term debt	322,668	322,668	—	322,668	—
FHLB long-term advances	150,000	148,310	—	148,310	—
Accrued interest payable	6,252	6,252	—	6,252	—
Derivative liabilities	55,077	55,077	—	55,077	—

December 31, 2023
Assets:
Cash and cash equivalents	$156,276	$156,276	$156,276	$—	$—
Securities available-for-sale	1,338,137	1,338,137	—	1,336,266	1,871
Marketable equity securities	7,538	7,538	3,093	4,445	—
Net loans	4,103,178	3,922,638	—	—	3,922,638
Accrued interest receivable	20,290	20,290	—	20,290	—
Derivative assets	60,527	60,527	—	60,527	—

Liabilities:
Deposits	4,934,262	4,617,487	3,591,458	1,026,029	—
Short-term debt	334,856	334,856	—	334,856	—
FHLB long-term advances	100,000	99,928	—	99,928	—
Accrued interest payable	4,301	4,301	4,301	—	—
Derivative liabilities	48,578	48,578	—	48,578	—

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses (ACL), with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the June 30, 2024 estimate, the Company assumed a 2-year unemployment forecast range of 4.0% to 4.7%, changed from 3.9% to 4.7% for the March 31, 2024 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. The change had no material impact.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.1 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.3 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the June 30, 2024 estimate, no changes were made to the qualitative factors utilized in the previous quarter.

Income Taxes

The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The amount of unrecognized tax benefits could change over the next twelve months as a result of various factors.  However, management cannot currently estimate the range of possible change.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2021 and forward.

The effective tax rate is calculated by taking the statutory rate and adjusting for permanent and discrete items. The discrete items can vary between periods but historically have remained consistent.

Acquisition and Preliminary Purchase Price Allocation

The calculation of the Company's acquisition and preliminary purchase price allocation is considered a critical accounting estimate as it involves a significant level of estimation and uncertainty, particularly in relation to the fair value and goodwill calculations. Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. As of June 30, 2024, twelve months have occurred since the date of acquisition on March 10, 2023, and the measurement period is now complete.

Financial Summary

Six months ended June 30, 2024 vs. 2023

The Company's financial performance is summarized in the following table:

	Six months ended June 30,
	2024	2023

Net income available to common shareholders (in thousands)	$58,638	$57,074
Earnings per common share, basic	$3.95	$3.80
Earnings per common share, diluted	$3.94	$3.79
Dividend payout ratio	36.3%	34.3%
ROA*	1.89%	1.89%
ROE*	17.1%	18.3%
ROATCE*	22.4%	23.7%
Average equity to average assets ratio	11.0%	10.4%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the six months ended June 30, 2024 increased $0.1 million compared to the six months ended June 30, 2023 (see Net Interest Income). The Company recorded a provision for credit losses of $0.3 million for the six months ended June 30, 2024 compared to a provision of credit losses of $3.3 million for the six months ended June 30, 2023 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $2.1 million and non-interest expense decreased $0.7 million for the six months ended June 30, 2024 from the six months ended June 30, 2023.

Financial Summary

Three months ended June 30, 2024 vs. 2023

The Company's financial performance is summarized in the following table:

	Three months ended June 30,
	2024	2023

Net income available to common shareholders (in thousands)	$29,115	$32,733
Earnings per common share, basic	$1.96	$2.16
Earnings per common share, diluted	$1.96	$2.16
Dividend payout ratio	36.4%	30.0%
ROA*	1.85%	2.12%
ROE*	17.0%	20.4%
ROATCE*	22.2%	27.4%
Average equity to average assets ratio	10.9%	10.4%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the three months ended June 30, 2024 decreased $0.9 million compared to the three months ended June 30, 2023 (see Net Interest Income). The Company recorded a $0.5 million provision for credit losses for the three months ended June 30, 2024 compared to a $0.4 million provision for credit losses for the three months ended June 30, 2023 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest

Expense, non-interest income decreased $1.4 million and non-interest expense increased $2.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2023 are summarized in the following table (in millions, except percentages):

	June 30,	December 31,
	2024	2023	$ Change	% Change

Cash and cash equivalents	$218.0	$156.3	$61.7	39.5%
Total investment securities	1,487.9	1,369.1	$118.8	8.7%
Gross loans	4,112.9	4,125.9	$(13.0)	(0.3)%

Total deposits	5,067.3	4,934.3	133.0	2.7
FHLB long-term advances	150.0	100.0	50.0	50.0

Cash and cash equivalents increased $61.7 million (39.5%) from December 31, 2023 to $218.0 million at June 30, 2024, due to a decrease in gross loans, an increase in FHLB long-term advances, and an increase in deposit balances. These increasing impacts were partially offset by an increase in investment securities and a decrease in federal funds purchased.

Total investment securities increased $118.8 million (8.7%) from December 31, 2023 to $1.49 billion at June 30, 2024, primarily due to security purchases that were partially offset by maturities and calls.

Gross loans decreased $13.0 million (0.3%) from December 31, 2023 to $4.11 billion at June 30, 2024. Commercial and industrial loans decreased $18.6 million (4.4%), commercial real estate loans decreased $11.8 million (0.7%), and consumer loans decreased $2.9 million (4.4%) during the first six months of 2024. These decreases were partially offset by an increase home equity loans of $12.4 million (7.4%) and an increase in residential real estate loans of $9.1 million (0.5%).

Total deposits increased $133.0 million (2.7%) from December 31, 2023 to $5.1 billion at June 30, 2024. Time deposit balances increased $104.6 million, interest-bearing demand deposit balances increased $42.2 million, and noninterest-bearing demand deposit balances increased $11.9 million. These increases were partially offset by a decrease in savings deposit balances of $25.6 million.

FHLB long-term advances increased $50.0 million from December 31, 2023 to June 30, 2024. During the first six months of 2024, the Company borrowed $50.0 million from the Federal Home Loan Bank at a rate of 4.39%.

Net Interest Income

Six months ended June 30, 2024 vs. 2023

The Company’s net interest income increased from $109.0 million for the six months ended June 30, 2023 to $109.1 million for the six months ended June 30, 2024. The Company’s tax equivalent net interest income remained flat at $109.5 million for both the six months ended June 30, 2024 and the six months ended June 30, 2023. Due to increases in the Federal Funds rate, net interest income increased by $22.7 million due to an increase in loan yields (net of loan fees and accretion) of 121 basis points and by $3.4 million due to an increase in investment yields of 47 basis points. In addition, an increase of 110 basis points in the yield on deposits in depository institutions increased net interest income by $0.7 million. These increases were essentially offset by an increase in the cost of interest bearing liabilities (113 basis points) which decreased net interest income by $20.2 million and a decrease in average loans ($121.9 million) which lowered interest income by $3.3 million. The Company’s reported net interest margin decreased from 4.02% for the six months ended June 30, 2023 to 3.91% for the six months ended June 30, 2024.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Six months ended June 30,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,962,337	$48,912	5.01%	$1,869,375	$41,707	4.50%
Commercial, financial, and agriculture(2)	2,062,016	67,504	6.58	1,866,177	56,001	6.05
Installment loans to individuals(2),(3)	68,144	1,997	5.89	63,229	1,648	5.26
Total loans	4,092,497	118,413	5.82	3,798,781	99,356	5.27
Securities:
Taxable	1,251,253	25,987	4.18	1,312,118	23,567	3.62
Tax-exempt(4)	159,871	2,111	2.66	188,984	2,674	2.85
Total securities	1,411,124	28,098	4.00	1,501,102	26,241	3.53
Deposits in depository institutions	127,902	3,490	5.49	192,027	4,176	4.39
Total interest-earning assets	5,631,523	150,001	5.36	5,491,910	129,773	4.77
Cash and due from banks	100,985			70,170
Bank premises and equipment	71,723			72,441
Goodwill and intangible assets	161,932			144,305
Other assets	311,358			320,646
Less: allowance for credit losses	(22,918)			(20,608)
Total assets	$6,254,603			$6,078,864

Liabilities
Interest-bearing demand deposits	$1,302,135	$7,284	1.12%	$1,282,009	$4,513	0.71%
Savings deposits	1,251,292	4,505	0.72	1,371,077	3,290	0.48
Time deposits(2)	1,099,059	18,205	3.33	932,606	6,453	1.40
Customer repurchase agreements	325,028	7,521	4.65	288,092	5,344	3.74
FHLB long-term advances	143,407	2,991	4.19	33,149	649	3.95
Total interest-bearing liabilities	4,120,921	40,506	1.98	3,906,933	20,249	1.05
Noninterest-bearing demand deposits	1,332,091			1,420,221
Other liabilities	113,945			122,709
Stockholders’ equity	687,646			629,001
Total liabilities and stockholders’ equity	$6,254,603			$6,078,864
Net interest income		$109,495			$109,524
Net yield on earning assets			3.91%			4.02%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2024	2023
	Loan fees, net	$193	$911

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2024	2023
	Residential real estate	$118	$117
	Commercial, financial and agriculture	1,747	855
	Installment loans to individuals	12	11
	Time deposits	84	164
		$1,961	$1,147

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Six months ended June 30, 2024 vs. 2023
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$2,080	$5,125	$7,205
Commercial, financial, and agriculture	5,893	5,610	11,503
Installment loans to individuals	128	221	349
Total loans	8,101	10,956	19,057
Securities:
Taxable	(1,096)	3,516	2,420
Tax-exempt(1)	(413)	(150)	(563)
Total securities	(1,509)	3,366	1,857
Deposits in depository institutions	(1,398)	712	(686)
Total interest-earning assets	$5,194	$15,034	$20,228
Interest-bearing liabilities:
Interest-bearing demand deposits	$71	$2,700	$2,771
Savings deposits	(288)	1,503	1,215
Time deposits	1,155	10,597	11,752
Customer repurchase agreements	687	1,490	2,177
FHLB long-term advances	2,165	177	2,342
Total interest-bearing liabilities	$3,790	$16,467	$20,257
Net Interest Income	$1,404	$(1,433)	$(29)
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended June 30, 2024 vs. 2023

The Company’s net interest income decreased from $55.5 million for the three months ended June 30, 2023 to $54.6 million for the three months ended June 30, 2024. The Company’s tax equivalent net interest income decreased $0.9 million, or 1.64%, from $55.8 million for the second quarter of 2023 to $54.9 million for the second quarter of 2024. The Company's net interest income declined by $7.5 million due to an increase in the cost of interest bearing liabilities of 84 basis points and by $1.7 million due to an increase in the average balance of interest bearing liabilities ($163.3 million).

These decreases in net interest income were partially offset by an increase in loan yields (44 basis points) and an increase in average loan balances ($196.2 million), which increased net interest income $4.2 million and $2.7 million, respectively. In addition, an increase of 60 basis points in the yield on investment securities increased net interest income by $2.1 million. Due to an increase in average interest-earning liabilities, the Company’s reported net interest margin decreased from 4.00% for the second quarter of 2023 to 3.87% for the second quarter of 2024.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Three months ended June 30,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,969,769	$24,763	5.06%	$1,894,269	$21,702	4.60%
Commercial, financial, and agriculture(2)	2,055,263	33,524	6.56	1,933,238	29,754	6.17
Installment loans to individuals(2),(3)	67,432	998	5.95	68,777	898	5.24
Total loans	4,092,464	59,285	5.83	3,896,284	52,354	5.39
Securities:
Taxable	1,302,197	13,947	4.31	1,301,063	11,794	3.64
Tax-exempt(4)	158,894	1,060	2.68	174,410	1,203	2.77
Total securities	1,461,091	15,007	4.13	1,475,473	12,997	3.53
Deposits in depository institutions	139,852	1,920	5.52	223,671	2,585	4.64
Total interest-earning assets	5,693,407	76,212	5.38	5,595,428	67,936	4.87
Cash and due from banks	103,004			72,342
Bank premises and equipment	71,491			73,450
Goodwill and intangible assets	161,607			163,847
Other assets	316,440			313,925
Less: allowance for credit losses	(22,694)			(23,046)
Total assets	$6,323,255			$6,195,946

Liabilities
Interest-bearing demand deposits	$1,320,402	$3,845	1.17%	$1,328,520	$2,773	0.84%
Savings deposits	1,248,330	2,232	0.72	1,365,894	1,942	0.57
Time deposits(2)	1,125,036	9,820	3.51	962,299	3,852	1.61
Customer repurchase agreements	336,434	3,900	4.66	294,255	2,963	4.04
FHLB long-term advances	150,000	1,568	4.20	65,934	649	3.95
Total interest-bearing liabilities	4,180,202	21,365	2.06	4,016,902	12,179	1.22
Noninterest-bearing demand deposits	1,341,642			1,419,771
Other liabilities	112,301			116,083
Shareholders’ equity	689,110			643,190
Total liabilities and shareholders’ equity	$6,323,255			$6,195,946
Net interest income		$54,847			$55,757
Net yield on earning assets			3.87%			4.00%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2024	2023
	Loan fees, net	$60	$393

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2024	2023
	Residential real estate	$72	$78
	Commercial, financial and agriculture	683	709
	Installment loans to individuals	6	8
	Time deposits	21	154
		$782	$949

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended June 30, 2024 vs. 2023
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$863	$2,198	$3,061
Commercial, financial, and agriculture	1,873	1,897	3,770
Installment loans to individuals	(18)	118	100
Total loans	2,718	4,213	6,931
Securities:
Taxable	10	2,143	2,153
Tax-exempt(1)	(107)	(36)	(143)
Total securities	(97)	2,107	2,010
Deposits in depository institutions	(966)	301	(665)
Total interest-earning assets	$1,655	$6,621	$8,276
Interest-bearing liabilities:
Interest-bearing demand deposits	$(17)	$1,089	$1,072
Savings deposits	(167)	457	290
Time deposits	650	5,318	5,968
Customer repurchase agreements	424	513	937
FHLB long-term advances	825	94	919
Total interest-bearing liabilities	$1,715	$7,471	$9,186
Net Interest Income	$(60)	$(850)	$(910)
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net interest income ("GAAP")	$54,625	$55,502	$109,052	$108,961
Taxable equivalent adjustment	$222	$255	$443	$563
Net interest income, fully taxable equivalent	$54,847	$55,757	$109,495	$109,524

Equity to assets ("GAAP")	10.83%	10.35%
Effect of goodwill and other intangibles, net	(2.33)%	(2.45)%
Tangible common equity to tangible assets	8.50%	7.90%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023
Commercial and industrial	$408,312	$426,951	$417,847

1-4 Family	195,992	206,237	184,919
Hotels	370,954	357,142	324,745
Multi-family	190,390	189,165	191,483
Non Residential Non-Owner Occupied	668,330	680,590	612,703
Non Residential Owner Occupied	235,993	240,328	222,852
Commercial real estate	1,661,659	1,673,462	1,536,702

Residential real estate	1,797,260	1,788,149	1,746,618
Home equity	179,607	167,201	151,012
Consumer	62,352	65,246	65,201
DDA overdrafts	3,683	4,914	4,762
Total loans	$4,112,873	$4,125,923	$3,922,142

Loan balances decreased $13.1 million from December 31, 2023 to June 30, 2024.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans decreased $18.6 million from December 31, 2023 to June 30, 2024.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are made to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $11.8 million from December 31, 2023 to June 30, 2024. At June 30, 2024, $2.2 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans decreased $10.2 million from December 31, 2023 to June 30, 2024. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $196.0 million as of June 30, 2024. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans increased $13.8 million from December 31, 2023 to June 30, 2024. The Hotel portfolio is comprised of all lodging establishments and totaled $371.0 million as of June 30, 2024. Risk characteristics relate to the demand for travel.
◦Multi-family loans increased $1.2 million from December 31, 2023 to June 30, 2024. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $190.4 million as of June 30, 2024. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $668.3 million at June 30, 2024 and decreased $12.3 million from December 31, 2023 to June 30, 2024.

Nonresidential owner-occupied commercial real estate totaled $236.0 million at June 30, 2024 and decreased $4.3 million from December 31, 2023. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans increased $9.1 million from December 31, 2023 to June 30, 2024. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3, 5 and 7 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are generally sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At June 30, 2024, $9.8 million of the residential real estate loans were for properties under construction.

Home equity loans increased $12.4 million during the first six months of 2024. The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased by $2.9 million during the first six months of 2024.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a $0.5 million provision for credit losses in the second quarter of 2024 and recorded a provision for credit losses of $0.4 million in the second quarter of 2023.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of June 30, 2024 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of June 30,		As of December 31,
	2024	2023	2023
Commercial and industrial	$4,232	$4,330	$4,474

1-4 Family	1,362	598	1,402
Hotels	2,428	2,133	2,211
Multi-family	991	1,009	1,002
Non Residential Non-Owner Occupied	3,794	4,786	4,077
Non Residential Owner Occupied	2,397	2,378	2,453
Commercial real estate	10,972	10,904	11,145
Residential real estate	5,721	5,573	5,398
Home equity	570	408	490
Consumer	377	334	269
DDA overdrafts	816	1,202	969
Allowance for Credit Losses	$22,688	$22,751	$22,745

The Allowance for Credit Losses decreased slightly from $22.7 million at December 31, 2023 to $22.7 million at June 30, 2024. The Company recorded a provision for credit losses of $0.5 million in the second quarter of 2024, compared to a provision for credit losses of $0.4 million for the comparable period in 2023, and a recovery of credit losses of $0.2 million for the first quarter of 2024. The provision for credit losses in the second quarter was primarily due to an increase in the loss rate for residential real estate loans.

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2024 vs. 2023
(in millions, except percentages)

	Six months ended June 30,
	2024	2023	$ Change	% Change
Net investment securities gains	$0.2	$0.8	$(0.6)	(75.0)%
Non-interest income, excluding net investment securities (losses) gains	36.7	38.1	(1.4)	(3.7)
Non-interest expense, less merger-related expenses	72.7	67.7	5.0	7.4

Non-Interest Income: Non-interest income was $36.9 million for the six months ended June 30, 2024, as compared to $39.0 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company reported $0.2 million of unrealized fair value gains on the Company's equity securities compared to $0.8 million of realized fair value gains during the six months ended June 30, 2023.

Excluding net investment securities gains, non-interest income decreased from $38.1 million for the six months ended June 30, 2023 to $36.7 million for the six months ended June 30, 2024. The decrease was largely attributable to a decrease in bank owned life insurance revenues ($2.3 million) and a decrease in other income ($0.8 million). These decreases were partially offset by an increase in trust and investment management fee income of $0.8 million (or 17.3%), increase in service charges of $0.5 million (or 4.1%), and increase in bankcard revenues of $0.3 million (or 1.8%).

Non-Interest Expense: Non-interest expenses, less merger related expenses, increased $5.0 million (7.4%), from $67.7 million in the first six months of 2023 to $72.7 million in the first six months of 2024 primarily due to an increase in salaries and employee benefits ($1.5 million), other expenses ($1.4 million), and bankcard expenses ($1.1 million).

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2024 was 19.6% compared to 19.9% for the six months ended June 30, 2023.

Non-Interest Income and Non-Interest Expense

Three months ended June 30, 2024 vs. 2023
(in millions, except percentages)

	Three months ended June 30,
	2024	2023	$ Change	% Change
Net investment securities gains (losses)	$0.4	(0.3)	$0.7	233.3%
Non-interest income, excluding net investment securities gains (losses)	18.5	20.6	(2.1)	(10.2)
Non-interest expense, less merger-related expenses	36.8	34.8	2.0	5.7

Non-Interest Income: Non-interest income was $18.9 million during the quarter ended June 30, 2024, as compared to $20.3 million during the quarter ended June 30, 2023. During the second quarter of 2024, the Company reported $0.4 million of unrealized fair value gains on the Company’s equity securities as compared to $0.3 million of unrealized fair value losses on the Company’s equity securities during the second quarter of 2023.

Exclusive of these items, non-interest income decreased $2.1 million, or 10.2%, from $20.6 million for the second quarter of 2023 to $18.5 million for the second quarter of 2024. This decrease was largely attributable to a decrease of $2.4 million in bank owned life insurance due to lower death benefit proceeds. This decrease was partially offset by an increase of $0.4 million, or 18.1%, in trust and investment management fee income.

Non-Interest Expense: Non-interest expenses increased $2.0 million, or 5.7%, from $34.8 million in the second quarter of 2023 to $36.8 million in the second quarter of 2024. This increase was largely due to an increase in other expenses of $0.9 million and bankcard expenses of $0.6 million. In addition, salaries and employee benefits increased $0.3 million and equipment and software related expenses increased $0.2 million.

Income Tax Expense: The Company's effective income tax rate for the three months ended June 30, 2024 and June 30, 2023 was 19.7%, and 19.4%, respectively.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
June 30, 2024
+300	8.50%	-3.9%
+200	7.50	-2.4
+100	6.50	-0.9
-100	4.50	-6.7
-200	3.50	-9.9
-300	2.50	-13.6

December 31, 2023
+300	8.50%	-4.5%
+200	7.50	-2.4
+100	6.50	-1.6
-100	4.50	-7.2
-200	3.50	-8.3
-300	2.50	-13.9
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

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2024, City National could pay dividends up to $98.4 million plus net profits for the remainder of 2024, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $42.0 million on an annualized basis over the next 12 months based on common shares outstanding at June 30, 2024.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.9 million of additional cash over the next 12 months. As of June 30, 2024, City Holding reported a cash balance of $29.1 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

As illustrated in the consolidated statements of cash flows, the Company generated $60.5 million of cash from operating activities during the first six months of 2024, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $130.4 million of cash in investing activities during the first six months of 2024, primarily due to purchases of available-for-sale securities of $192.6 million, payments for low income housing credits of $8.3 million and purchases of premises and equipment of $1.1 million. These increases were partially offset by proceeds from maturities and calls of $57.7 million and a decrease in loans of $13.6 million. The Company generated $131.6 million of cash in financing activities during the first six months of 2024, principally as a result of an increase in interest-bearing deposits of $121.2 million, proceeds from long-term debt of $50.0 million, and an increase in non-interest-bearing deposits of $11.9 million. These increases were partially offset by a decrease in dividends paid of $21.4 million, purchases of treasury stock of $17.9 million, and a decrease in short-term borrowings of $12.2 million.

City National has borrowing facilities with the Federal Reserve Bank and the Federal Home Loan Bank that can be accessed as necessary to fund operations and to provide contingency funding. These borrowing facilities are collateralized by various loans held on City National’s balance sheet. As of June 30, 2024, City National had the capacity to borrow an additional $1.6 billion from these existing borrowing facilities. In addition, approximately $710 million of City National’s investment securities were pledged to collateralize customer repurchase agreements and various deposit accounts, leaving approximately $780 million of City National’s investment securities unpledged at June 30, 2024. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 64.5% as of June 30, 2024 and deposit balances fund 79.9% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.5 billion at June 30, 2024, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $472.7 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 61.8% of the Company’s total assets. As interest rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher yielding deposit products, such as money market accounts or time deposits.

As the following table reflects, less than 15% (estimated) of the Company's deposits were uninsured (either with balances above $250,000 or not collateralized by investment securities) as of June 30, 2024.

Estimated Uninsured Deposits by Deposit Type

	June 30, 2024	December 31, 2023
Noninterest-Bearing Demand Deposits	17%	16%

Interest-Bearing Deposits
Demand Deposits	13%	7%
Savings Deposits	12%	11%
Time Deposits	16%	13%
Total Deposits	14%	12%

The amounts listed above represent management's best estimate as of the respective period shown of uninsured deposits (either with balances above $250,000 or not collateralized by investment securities).

Capital Resources

Shareholders' equity increased $9.7 million for the six months ended June 30, 2024, primarily due to net income of $58.6 million. This increase was partially offset by cash dividends declared of $21.4 million, the repurchase of 178,529 common shares at a weighted average price of $100.24 per share ($17.9 million) as part of a one million share repurchase plan authorized by the Board of Directors in January 2024, and other comprehensive loss of $11.8 million.

The Basel III Capital Rules require City Holding and City National to maintain minimum CET 1, Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company.

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer are illustrated in the following tables (in thousands, except percentages):

June 30, 2024	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$650,108	16.1%	$282,633	7.0%	$262,445	6.5%
City National Bank	610,541	15.2	281,664	7.0	261,545	6.5
Tier I Capital
City Holding Company	650,108	16.1	343,197	8.5	323,009	8.0
City National Bank	610,541	15.2	342,020	8.5	321,901	8.0
Total Capital
City Holding Company	671,959	16.6	423,949	10.5	403,761	10.0
City National Bank	632,391	15.7	422,496	10.5	402,377	10.0
Tier I Leverage Ratio
City Holding Company	650,108	10.3	252,424	4.0	315,530	5.0
City National Bank	610,541	9.7	252,296	4.0	315,370	5.0

December 31, 2023	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$627,579	15.7%	$279,768	7.0%	$259,875	6.5%
City National Bank	549,031	13.8	278,692	7.0	258,785	6.5
Tier I Capital
City Holding Company	627,579	15.7	339,718	8.5	319,735	8.0
City National Bank	549,031	13.8	338,412	8.5	318,505	8.0
Total Capital
City Holding Company	648,646	16.2	419,652	10.5	399,669	10.0
City National Bank	570,099	14.3	418,038	10.5	398,131	10.0
Tier I Leverage Ratio
City Holding Company	627,579	10.2	245,468	4.0	306,835	5.0
City National Bank	549,031	8.9	245,587	4.0	306,984	5.0

As of June 30, 2024, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of June 30, 2024, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Readers should carefully consider the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2024, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in May 2022. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended June 30, 2024:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
April 1, 2024 - April 30,2024	62,600	$98.60	99,038	900,962
May 1, 2024 - May 31, 2024	29,600	101.44	128,638	871,362
June 1, 2024 - June 30, 2024	49,891	101.58	178,529	821,471

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

Date: August 7, 2024