Form 10-Q
period 2024-09-30
CITY HOLDING CO
filed 2024-11-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The registrant had outstanding 14,702,125 shares of common stock as of November 1, 2024.

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

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands, except share amounts)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$161,333	$123,033
Interest-bearing deposits in depository institutions	132,616	33,243
Cash and Cash Equivalents	293,949	156,276

Investment securities available for sale, at fair value (amortized cost $1,573,131 and $1,479,545, net of allowance for credit losses of $0 at September 30, 2024 and December 31, 2023, respectively)	1,462,795	1,338,137
Other securities	30,859	30,966
Total Investment Securities	1,493,654	1,369,103

Gross loans	4,157,830	4,125,923
Allowance for credit losses	(21,832)	(22,745)
Net Loans	4,135,998	4,103,178

Bank owned life insurance	120,061	118,122
Premises and equipment, net	70,651	72,146
Accrued interest receivable	21,785	20,290
Deferred tax assets, net	33,497	42,216
Goodwill and other intangible assets, net	160,640	162,568
Other assets	104,079	124,153
Total Assets	$6,434,314	$6,168,052

Liabilities
Deposits:
Noninterest-bearing	$1,339,538	$1,342,804
Interest-bearing:
Demand deposits	1,351,239	1,291,011
Savings deposits	1,208,828	1,259,457
Time deposits	1,203,046	1,040,990
Total Deposits	5,102,651	4,934,262

Short-term borrowings:
FHLB short-term advances	—	25,000
Securities sold under agreements to repurchase	339,153	309,856
FHLB long-term advances	150,000	100,000
Other liabilities	101,211	121,868
Total Liabilities	5,693,015	5,490,986

Commitments and contingencies - see Note I

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at September 30, 2024 and December 31, 2023, less 4,345,423 and 4,215,731 shares in treasury, respectively	47,619	47,619
Capital surplus	175,602	177,424
Retained earnings	835,778	780,299
Treasury Stock	(230,836)	(217,737)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(84,283)	(107,958)
Underfunded pension liability	(2,581)	(2,581)
Total Accumulated Other Comprehensive Loss	(86,864)	(110,539)
Total Shareholders’ Equity	741,299	677,066
Total Liabilities and Shareholders’ Equity	$6,434,314	$6,168,052
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Interest and fees on loans	$61,407	$55,582	$179,820	$154,939
Interest and dividends on investment securities:
Taxable	14,403	12,432	40,390	35,999
Tax-exempt	824	910	2,492	3,022
Interest on deposits in depository institutions	1,417	1,265	4,907	5,440
Total Interest Income	78,051	70,189	227,609	199,400

Interest Expense
Interest on deposits	17,072	10,551	47,066	24,808
Interest on short-term borrowings	3,788	2,990	11,309	8,334
Interest on FHLB long-term advances	1,586	1,034	4,577	1,683
Total Interest Expense	22,446	14,575	62,952	34,825
Net Interest Income	55,605	55,614	164,657	164,575
Provision for credit losses	1,200	200	1,520	3,543
Net Interest Income After Provision for Credit Losses	54,405	55,414	163,137	161,032

Non-Interest Income
(Losses) gains on sale of investment securities, net	(12)	(730)	(13)	43
Unrealized gains recognized on equity securities still held, net	353	—	565	67
Service charges	7,531	7,124	21,546	20,593
Bankcard revenue	7,346	7,058	21,391	20,851
Trust and investment management fee income	2,923	2,409	8,308	7,000
Bank owned life insurance	1,435	807	3,137	4,819
Other income	772	742	2,273	3,020
Total Non-Interest Income	20,348	17,410	57,207	56,393

Non-Interest Expense
Salaries and employee benefits	19,245	18,289	56,874	54,391
Occupancy related expense	2,774	2,950	8,470	8,401
Equipment and software related expense	3,431	2,830	9,490	8,805
FDIC insurance expense	734	919	2,163	2,054
Advertising	1,081	790	2,920	2,524
Bankcard expenses	2,271	2,188	6,600	5,433
Postage, delivery, and statement mailings	666	668	2,046	1,911
Office supplies	480	457	1,365	1,468
Legal and professional fees	500	529	1,533	1,557
Telecommunications	578	568	1,802	1,797
Repossessed asset losses, net of expenses	21	40	256	78
Merger related expenses	—	2	—	5,647
Other expenses	5,857	4,798	16,791	14,346
Total Non-Interest Expense	37,638	35,028	110,310	108,412
Income Before Income Taxes	37,115	37,796	110,034	109,013

Income tax expense	7,306	7,957	21,587	22,100
Net Income Available to Common Shareholders	$29,809	$29,839	$88,447	$86,913

Basic earnings per common share	$2.02	$1.98	$5.96	$5.78
Diluted earnings per common share	$2.02	$1.98	$5.96	$5.77

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income available to common shareholders	$29,809	$29,839	$88,447	$86,913

Available-for-Sale Securities
Unrealized gains (losses) on available-for-sale securities arising during the period	46,460	(48,273)	31,023	(46,132)
Reclassification adjustment for net losses (gains)	12	730	13	(43)
Other comprehensive income (loss) before income taxes	46,472	(47,543)	31,036	(46,175)
Tax effect	(11,018)	11,398	(7,361)	11,070
Other comprehensive income (loss), net of tax	35,454	(36,145)	23,675	(35,105)

Comprehensive Income (Loss), Net of Tax	$65,263	$(6,306)	$112,122	$51,808

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended September 30, 2024 and 2023
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at June 30, 2023	$47,619	$176,746	$744,248	$(201,973)	$(130,448)	$636,192
Net income	—	—	29,839	—	—	29,839
Other comprehensive loss, net of tax	—	—	—	—	(36,145)	(36,145)
Cash dividends declared ($0.72 per share)	—	—	(10,662)	—	—	(10,662)
Stock-based compensation expense	—	681	—	—	—	681
Restricted awards granted	—	(314)	—	314	—	—
Purchase of 109,382 treasury shares	—	—	—	(9,771)	—	(9,771)
Balance at September 30, 2023	$47,619	$177,113	$763,425	$(211,430)	$(166,593)	$610,134

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at June 30, 2024	$47,619	$174,834	$817,549	$(230,944)	$(122,318)	$686,740
Net income	—	—	29,809	—	—	29,809
Other comprehensive income, net of tax	—	—	—	—	35,454	35,454
Cash dividends declared ($0.79 per share)	—	—	(11,580)	—	—	(11,580)
Stock-based compensation expense	—	3,585	—	(2,709)	—	876
Restricted awards granted	—	(2,817)	—	2,817	—	—
Balance at September 30, 2024	$47,619	$175,602	$835,778	$(230,836)	$(86,864)	$741,299

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2024 and 2023
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2022	$47,619	$170,980	$706,696	$(215,955)	$(131,488)	577,852
Adoption of ASU No. 2022-02	—	—	175	—	—	175
Balances at January 1, 2023	47,619	170,980	706,871	(215,955)	(131,488)	578,027
Net income	—	—	86,913	—	—	86,913
Other comprehensive loss, net of tax	—	—	—	—	(35,105)	(35,105)
Cash dividends declared ($2.02 per share)	—	—	(30,359)	—	—	(30,359)
Stock-based compensation expense	—	2,407	—	—	—	2,407
Restricted awards granted	—	(3,848)	—	3,848	—	—
Purchase of 596,969 treasury shares	—	—	—	(53,827)	—	(53,827)
Acquisition of Citizens Commerce Bancshares, Inc.	—	7,574	—	54,504	—	62,078
Balance at September 30, 2023	$47,619	$177,113	$763,425	$(211,430)	$(166,593)	$610,134

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$47,619	$177,424	$780,299	$(217,737)	$(110,539)	$677,066
Net income	—	—	88,447	—	—	88,447
Other comprehensive income, net of tax	—	—	—	—	23,675	23,675
Cash dividends declared ($2.22 per share)	—	—	(32,968)	—	—	(32,968)
Stock-based compensation expense	—	2,683	—	—	—	2,683
Restricted awards granted	—	(4,312)	—	4,312	—	—
Exercise of 5,009 stock options	—	(193)	—	485	—	292
Purchase of 178,529 treasury shares	—	—	—	(17,896)	—	(17,896)
Balance at September 30, 2024	$47,619	$175,602	$835,778	$(230,836)	$(86,864)	$741,299

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2024	2023
Net income	$88,447	$86,913
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	5,709	6,496
Provision for credit losses	1,520	3,543
Depreciation of premises and equipment	3,153	3,452
Deferred income tax expense (benefit)	536	(1,491)
Net periodic employee benefit cost	46	39
Unrealized and realized investment securities gains, net	(552)	(110)
Stock-compensation expense	2,683	2,407
Excess tax expense from stock-compensation	298	203
Increase in value of bank-owned life insurance	(3,188)	(4,819)
Loans held for sale
Loans originated for sale	(8,383)	(9,591)
Proceeds from the sale of loans originated for sale	8,452	9,713
Gain on sale of loans	(69)	(122)
Change in accrued interest receivable	(1,495)	(69)
Change in other assets	4,914	12,068
Change in other liabilities	(3,935)	(4,588)
Net Cash Provided by Operating Activities	98,136	104,044

Net decrease (increase) in loans	(30,911)	(107,988)
Securities available-for-sale
Purchases	(192,555)	(56,734)
Proceeds from sales of securities available-for-sale	—	103,249
Proceeds from maturities and calls	100,415	93,927
Other investments
Purchases	(242)	(5,970)
Proceeds from sales	903	77
Proceeds from maturities and calls	—	747
Purchases of premises and equipment	(1,750)	(2,392)
Proceeds from the disposals of premises and equipment	92	283
Proceeds from bank-owned life insurance policies	1,248	207
Payments for low income housing tax credits	(10,378)	(6,577)
Acquisition of Citizens Commerce Bancshares, Inc.	—	14,013
Net Cash (Used in) Provided by Investing Activities	(133,178)	32,842

Net decrease in non-interest-bearing deposits	(3,266)	(78,236)
Net increase (decrease) in interest-bearing deposits	171,753	(145,344)
Net increase (decrease) in short-term borrowings	4,297	(18,793)
Proceeds from long-term debt	50,000	100,000
Purchases of treasury stock	(17,896)	(53,827)
Proceeds from exercise of stock options	292	—
Lease payments	(599)	(609)
Dividends paid	(31,866)	(29,361)
Net Cash Provided by (Used in) Financing Activities	172,715	(226,170)
Increase (decrease) in Cash and Cash Equivalents	137,673	(89,284)
Cash and cash equivalents at beginning of period	156,276	200,000
Cash and Cash Equivalents at End of Period	$293,949	$110,716

Supplemental Cash Flow Information:
Cash paid for interest	60,631	32,525
Cash paid for income taxes	21,740	26,162
Acquisition
Identifiable assets acquired (net of purchase consideration)	$—	$319,738
Liabilities assumed	—	307,113
Goodwill	—	41,175
Core deposit intangible	—	8,278
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2024. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Note C -        Acquisition and Purchase Price Allocation

On March 10, 2023, the Company acquired 100% of the outstanding common shares of Citizens, and its principal banking subsidiary, Citizens Commerce Bank, in order to strengthen the Company's market presence in the Lexington, Kentucky area. The acquisition of Citizens was structured as a stock transaction in which the Company issued approximately 0.7 million shares, valued at approximately $61.6 million.

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

Goodwill

Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. As of September 30, 2024, over twelve months have occurred since the date of acquisition on March 10, 2023, and the measurement period is now complete. The following table summarizes adjustments to goodwill subsequent to December 31, 2023 and prior to end of measurement period (in thousands):

Goodwill
Balance at December 31, 2023	$149,902
Adjustment to goodwill acquired in conjunction with the acquisition of Citizens	(140)
Balance at September 30, 2024	$149,762

Note D -     Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	September 30, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$225,155	$595	$13,805	$211,945	$228,456	$371	$16,089	$212,738
Mortgage-backed securities:
U.S. government agencies	1,310,067	5,111	101,113	1,214,065	1,211,484	2,362	125,753	1,088,093
Private label	6,405	—	109	6,296	6,997	—	293	6,704
Trust preferred securities	4,604	—	89	4,515	4,599	—	321	4,278
Corporate securities	26,900	46	972	25,974	28,009	137	1,822	26,324
Total Securities Available-for-Sale	$1,573,131	$5,752	$116,088	$1,462,795	$1,479,545	$2,870	$144,278	$1,338,137

The Company's other investment securities include marketable equity securities and non-marketable equity securities held for investment. At September 30, 2024 and December 31, 2023, the Company held $7.2 million and $7.5 million, respectively, in marketable equity securities. Changes in the fair value of the marketable equity securities are recorded in "unrealized gains recognized on equity securities still held" in the consolidated statements of income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At September 30, 2024 and December 31, 2023, the Company held $23.6 million and $23.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. The Company held no certificates of deposits for investment at September 30, 2024 and at December 31, 2023.

The majority of the Company's investment securities are mortgage-backed. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At September 30, 2024 and December 31, 2023 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2024 and December 31, 2023.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$4,683	$33	$178,275	$13,772	$182,958	$13,805
Mortgage-backed securities:
U.S. Government agencies	—	—	766,660	101,113	766,660	101,113
Private label	1,294	12	5,002	97	6,296	109
Trust preferred securities	—	—	4,515	89	4,515	89
Corporate securities	—	—	24,322	972	24,322	972
Total available-for-sale	$5,977	$45	$978,774	$116,043	$984,751	$116,088

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$7,591	$66	$180,560	$16,023	$188,151	$16,089
Mortgage-backed securities:
U.S. Government agencies	2,046	10,271	740,914	115,482	742,960	125,753
Private label	—	—	4,835	293	4,835	293
Trust preferred securities	—	—	4,278	321	4,278	321
Corporate securities	—	—	24,609	1,822	24,609	1,822
Total available-for-sale	$9,637	$10,337	$955,196	$133,941	$964,833	$144,278

As of September 30, 2024, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. Due to the previously mentioned factors, as of September 30, 2024, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income. During the three and nine months ended September 30, 2024 and 2023, the Company had no credit-related net investment impairment losses.

The amortized cost and estimated fair value of debt securities at September 30, 2024, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$2,401	$2,388
Due after one year through five years	143,021	138,928
Due after five years through ten years	360,136	344,318
Due after ten years	1,067,573	977,161
Total	$1,573,131	$1,462,795

Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Proceeds on sales of available for sale securities	$—	$17,690	$—	$103,249

Gross realized gains on available for sale securities sold	$—	$—	$—	$975
Gross realized losses on available for sale securities sold	—	(730)	—	(932)
Net realized available for sale securities (losses) gains	$—	$(730)	$—	$43

Gross unrealized gains recognized on equity securities still held	$406	$929	$964	$679
Gross unrealized losses recognized on equity securities still held	(53)	(929)	(399)	(612)
Net unrealized (losses) gains recognized on equity securities still held	$353	$—	$565	$67

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $760 million and $709 million at September 30, 2024 and December 31, 2023, respectively.

Note E -        Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2024	December 31, 2023
Commercial and industrial	$424,414	$426,951

1-4 Family	194,670	206,237
Hotels	383,232	357,142
Multi-family	193,875	189,165
Non Residential Non-Owner Occupied	665,210	680,590
Non Residential Owner Occupied	236,826	240,328
Commercial real estate	1,673,813	1,673,462

Residential real estate	1,806,578	1,788,149
Home equity	190,149	167,201
Consumer	58,710	65,246
Demand deposit account (DDA) overdrafts	4,166	4,914
Gross loans	4,157,830	4,125,923
Allowance for credit losses	(21,832)	(22,745)
Net loans	$4,135,998	$4,103,178

Construction loans included in:
Commercial real estate	$2,736	$2,459
Residential real estate	7,604	23,066

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

Note F -      Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses, by portfolio loan classification, for the three and nine months ended September 30, 2024 and 2023 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Nine months ended September 30, 2024
Commercial and industrial	$4,474	$(573)	$87	$532	$4,520

1-4 Family	1,402	(177)	202	(193)	1,234
Hotels	2,211	—	—	29	2,240
Multi-family	1,002	—	—	(5)	997
Non Residential Non-Owner Occupied	4,077	(3)	6	(1,043)	3,037
Non Residential Owner Occupied	2,453	(1,800)	161	1,316	2,130
Commercial real estate	11,145	(1,980)	369	104	9,638

Residential real estate	5,398	(348)	255	586	5,891
Home equity	490	(205)	60	279	624
Consumer	269	(159)	147	69	326
DDA overdrafts	969	(1,165)	1,079	(50)	833
	$22,745	$(4,430)	$1,997	$1,520	$21,832

	Beginning Balance	Impact of Adopting ASU 2022-02	PCD Loan Reserves	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Nine months ended September 30, 2023
Commercial and industrial	$3,568	$12	$—	$(69)	$766	$371	$4,648

1-4 Family	566	(1)	—	(335)	42	390	662
Hotels	2,332	—	—	(40)	—	(72)	2,220
Multi-family	380	—	500	—	—	135	1,015
Non Residential Non-Owner Occupied	2,019	—	1,536	—	162	1,081	4,798
Non Residential Owner Occupied	1,315	—	775	—	56	318	2,464
Commercial real estate	6,612	(1)	2,811	(375)	260	1,852	11,159

Residential real estate	5,427	(138)	—	(141)	43	200	5,391
Home equity	290	(46)	—	(379)	34	533	432
Consumer	110	(2)	—	(181)	78	320	325
DDA Overdrafts	1,101	—	—	(1,229)	1,034	267	1,173
	$17,108	$(175)	$2,811	$(2,374)	$2,215	$3,543	$23,128

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Three months ended September 30, 2024
Commercial and industrial	$4,232	$(206)	$24	$470	$4,520

1-4 Family	1,362	(109)	179	(198)	1,234
Hotels	2,428	—	—	(188)	2,240
Multi-family	991	—	—	6	997
Non Residential Non-Owner Occupied	3,794	—	3	(760)	3,037
Non Residential Owner Occupied	2,397	(1,800)	11	1,522	2,130
Commercial real estate	10,972	(1,909)	193	382	9,638

Residential real estate	5,721	(43)	27	186	5,891
Home equity	570	(57)	13	98	624
Consumer	377	(24)	25	(52)	326
DDA overdrafts	816	(436)	337	116	833
	$22,688	$(2,675)	$619	$1,200	$21,832

Three months ended September 30, 2023
Commercial and industrial	$4,330	$—	$597	$(279)	$4,648

1-4 Family	598	(255)	12	307	662
Hotels	2,133	—	—	87	2,220
Multi-family	1,009	—	—	6	1,015
Non Residential Non-Owner Occupied	4,786	—	6	6	4,798
Non Residential Owner Occupied	2,378	—	56	30	2,464
Commercial real estate	10,904	(255)	74	436	11,159

Residential real estate	5,573	(89)	28	(121)	5,391
Home equity	408	(112)	18	118	432
Consumer	334	(10)	27	(26)	325
DDA Overdrafts	1,202	(422)	321	72	1,173
	$22,751	$(888)	$1,065	$200	$23,128

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of September 30, 2024 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$614	$3,017	$—

1-4 Family	—	271	—
Hotels	—	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	380	—
Non Residential Owner Occupied	6,105	2,275	—
Commercial Real Estate	6,105	2,926	—

Residential Real Estate	—	2,596	19
Home Equity	—	109	37
Consumer	—	—	46
Total	$6,719	$8,648	$102

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

The Company recognized no interest income on non-accrual loans during each of the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024, the company had one commercial and industrial loan and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans totaling $6.72 million. The company had one commercial and industrial individually evaluated collateral dependent loan recorded at $1.0 million as of December 31, 2023. Changes in the fair value of the collateral for collateral-dependent loans are reported as a provision for credit loss or a recovery of credit loss in the period of change.

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

The following tables present the aging of the amortized cost basis in past-due loans as of September 30, 2024 and December 31, 2023 by class of loan (in thousands):

	September 30, 2024
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$57	$—	$—	$57	$420,726	$3,631	$424,414

1-4 Family	992	—	—	992	193,407	271	194,670
Hotels	—	—	—	—	383,232	—	383,232
Multi-family	—	—	—	—	193,875	—	193,875
Non Residential Non-Owner Occupied	—	—	—	—	664,830	380	665,210
Non Residential Owner Occupied	—	—	—	—	228,446	8,380	236,826
Commercial real estate	992	—	—	992	1,663,790	9,031	1,673,813

Residential real estate	7,540	646	19	8,205	1,795,777	2,596	1,806,578
Home Equity	1,436	98	37	1,571	188,469	109	190,149
Consumer	96	19	46	161	58,549	—	58,710
Overdrafts	327	6	—	333	3,833	—	4,166
Total	$10,448	$769	$102	$11,319	$4,131,144	$15,367	$4,157,830

	December 31, 2023
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$185	$250	$—	$435	$424,305	$2,211	$426,951

1-4 Family	67	25	—	92	205,624	521	206,237
Hotels	—	—	—	—	357,142	—	357,142
Multi-family	—	—	—	—	189,165	—	189,165
Non Residential Non-Owner Occupied	—	—	—	—	680,144	446	680,590
Non Residential Owner Occupied	623	—	—	623	238,285	1,420	240,328
Commercial real estate	690	25	—	715	1,670,360	2,387	1,673,462

Residential real estate	7,034	811	214	8,059	1,777,241	2,849	1,788,149
Home Equity	1,020	159	56	1,235	165,855	111	167,201
Consumer	129	—	—	129	65,117	—	65,246
Overdrafts	355	9	—	364	4,550	—	4,914
Total	$9,413	$1,254	$270	$10,937	$4,107,428	$7,558	$4,125,923

Loan Restructurings

The Company evaluates all loan restructurings in accordance with ASU No. 2022-02 for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows. During the three and nine months ended September 30, 2024, the company had one loan considered to be a restructured loan with a total balance of $0.2 million. The Company had no loan modifications that were considered restructured loans during the three and nine months ended September 30, 2023.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at September 30, 2024 and December 31, 2023 is as follows (in thousands), with the loans acquired from Citizens categorized by their origination date:

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$56,281	$66,407	$28,116	$65,707	$38,036	$24,463	$110,509	$389,519
Special mention	60	—	—	—	—	—	—	60
Substandard	967	492	2,382	600	2,620	2,089	25,685	34,835
Total	$57,308	$66,899	$30,498	$66,307	$40,656	$26,552	$136,194	$424,414
YTD Gross Charge-offs	$—	$6	$—	$69	$—	$248	$250	$573

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$70,494	$47,473	$76,605	$47,688	$21,820	$18,328	$111,546	$393,954
Special mention	—	33	—	2,600	22	—	70	2,725
Substandard	379	2,748	854	775	923	1,538	23,055	30,272
Total	$70,873	$50,254	$77,459	$51,063	$22,765	$19,866	$134,671	$426,951

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$27,206	$31,363	$41,961	$29,178	$18,817	$33,885	$8,664	$191,074
Special mention	—	442	183	—	900	629	250	2,404
Substandard	—	—	100	—	240	852	—	1,192
Total	$27,206	$31,805	$42,244	$29,178	$19,957	$35,366	$8,914	$194,670
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$177	$—	$177

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$38,143	$53,907	$32,058	$21,363	$12,073	$29,846	$13,967	$201,357
Special mention	565	451	—	1,167	—	730	250	3,163
Substandard	—	77	—	250	131	1,259	—	1,717
Total	$38,708	$54,435	$32,058	$22,780	$12,204	$31,835	$14,217	$206,237

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$37,281	$47,588	$79,172	$31,767	$6,896	$154,958	$293	$357,955
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25,277	—	25,277
Total	$37,281	$47,588	$79,172	$31,767	$6,896	$180,235	$293	$383,232
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$47,739	$82,200	$33,560	$3,327	$58,384	$101,740	$305	$327,255
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	4,020	23,604	2,263	—	29,887
Total	$47,739	$82,200	$33,560	$7,347	$81,988	$104,003	$305	$357,142

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$14,909	$6,888	$27,946	$20,741	$57,060	$65,118	$1,213	$193,875
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$14,909	$6,888	$27,946	$20,741	$57,060	$65,118	$1,213	$193,875
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$6,925	$21,320	$28,268	$63,750	$38,007	$29,814	$1,081	$189,165
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$6,925	$21,320	$28,268	$63,750	$38,007	$29,814	$1,081	$189,165

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$23,257	$111,608	$117,333	$94,144	$55,148	$219,487	$15,993	$636,970
Special mention	—	—	—	94	492	24,359	—	24,945
Substandard	75	23	—	141	—	3,056	—	3,295
Total	$23,332	$111,631	$117,333	$94,379	$55,640	$246,902	$15,993	$665,210
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$3	$—	$3

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$117,515	$119,382	$99,210	$59,083	$64,332	$156,941	$32,111	$648,574
Special mention	—	—	102	731	165	24,747	—	25,745
Substandard	—	—	145	2,395	79	3,652	—	6,271
Total	$117,515	$119,382	$99,457	$62,209	$64,576	$185,340	$32,111	$680,590

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$14,220	$46,192	$29,270	$39,095	$15,433	$67,994	$3,299	$215,503
Special mention	—	—	—	—	—	2,798	—	2,798
Substandard	—	3,789	858	1,948	1,168	10,398	364	18,525
Total	$14,220	$49,981	$30,128	$41,043	$16,601	$81,190	$3,663	$236,826
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$1,800	$—	$1,800

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$41,481	$34,320	$42,203	$16,990	$21,772	$52,363	$6,060	$215,189
Special mention	—	—	164	—	2,880	431	188	3,663
Substandard	3,957	909	2,010	1,212	1,335	11,792	261	21,476
Total	$45,438	$35,229	$44,377	$18,202	$25,987	$64,586	$6,509	$240,328

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$116,872	$243,639	$295,683	$214,926	$153,355	$541,441	$29,461	$1,595,377
Special mention	—	442	183	94	1,393	27,786	250	30,148
Substandard	75	3,811	958	2,089	1,408	39,583	364	48,288
Total	$116,947	$247,892	$296,824	$217,109	$156,156	$608,810	$30,075	$1,673,813
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$1,980	$—	$1,980

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$251,802	$311,129	$235,298	$164,514	$194,569	$370,704	$53,522	$1,581,538
Special mention	565	451	266	1,898	3,045	25,909	438	32,572
Substandard	3,957	986	2,155	7,877	25,148	18,968	261	59,352
Total	$256,324	$312,566	$237,719	$174,289	$222,762	$415,581	$54,221	$1,673,462

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential real estate
Performing	$163,811	$215,041	$364,725	$291,741	$228,626	$469,765	$70,273	$1,803,982
Non-performing	—	—	156	194	56	1,980	210	2,596
Total	$163,811	$215,041	$364,881	$291,935	$228,682	$471,745	$70,483	$1,806,578
YTD Gross Charge-offs	$—	$—	$74	$—	$—	$164	$110	$348

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Residential real estate
Performing	$234,802	$392,865	$314,617	$250,030	$109,736	$410,925	$72,324	$1,785,299
Non-performing	$161	$119	$183	$26	$713	$1,349	$299	$2,850
Total	$234,963	$392,984	$314,800	$250,056	$110,449	$412,274	$72,623	$1,788,149

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Home equity
Performing	$25,137	$26,137	$11,733	$5,421	$2,952	$6,488	$112,172	$190,040
Non-performing	—	—	—	—	14	—	95	109
Total	$25,137	$26,137	$11,733	$5,421	$2,966	$6,488	$112,267	$190,149
YTD Gross Charge-offs	$—	$—	$—	$—	$13	$162	$30	$205

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Home equity
Performing	$29,611	$13,921	$6,218	$3,826	$2,510	$5,108	$105,896	$167,090
Non-performing	—	—	—	14	—	—	97	111
Total	$29,611	$13,921	$6,218	$3,840	$2,510	$5,108	$105,993	$167,201

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Consumer
Performing	$13,685	$23,658	$12,993	$2,765	$1,798	$1,830	$1,981	$58,710
Non-performing	—	—	—	—	—	—	—	—
Total	$13,685	$23,658	$12,993	$2,765	$1,798	$1,830	$1,981	$58,710
YTD Gross Charge-offs	$4	$30	$32	$4	$10	$78	$1	$159

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Consumer
Performing	$33,700	$18,293	$4,531	$3,148	$2,120	$1,645	$1,809	$65,246
Non-performing	—	—	—	—	—	—	—	—
Total	$33,700	$18,293	$4,531	$3,148	$2,120	$1,645	$1,809	$65,246

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, generally in the form of securities, based upon mark-to-mark positions. The Company received collateral with a value of $35.4 million and $55.6 million as of September 30, 2024 and December 31, 2023, respectively.

Non-hedging interest rate derivatives

As of September 30, 2024 and December 31, 2023, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$112,554	$3,100	$61,242	$2,176
Loan interest rate swap - liabilities	529,727	35,282	555,693	46,402

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	547,727	36,176	573,693	47,555
Loan interest rate swap - liabilities	112,554	3,100	61,242	2,176

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other (expense) income - derivative assets	$(16,556)	$13,565	$(10,057)	$8,088
Other income (expense) - derivative liabilities	16,556	(13,565)	10,057	(8,088)
Other (expense) income - derivative liabilities	(342)	132	(258)	65

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $289.0 million and $303.7 million as of September 30, 2024 and December 31, 2023, respectively. During the three and nine months ended September 30, 2024 and 2023, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	September 30, 2024	December 31, 2023
Investment securities available for sale, at fair value	$(5,511)	$(10,075)
Other assets	5,543	10,095
Cumulative adjustment to Interest and dividends on investment securities	(32)	(20)

In addition to the agreements entered into in the year ended December 31, 2020, the Company has less than $0.1 million of other fair value hedges to reduce the interest rate risk associated with the change in fair value of certain securities as of September 30, 2024 and December 31, 2023.

During the year ended December 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the three and nine months ended September 30, 2024, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

September 30, 2024
Gross loans	$58
Other liabilities	(70)
Cumulative adjustment to Interest and fees on loans	12

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

Restricted shares are forfeited if the awarded officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2024, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2024		2023
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	135,558	$79.19	140,606	$73.87
Granted	46,550	98.20	43,819	90.56
Vested/Forfeited	(44,409)	76.69	(44,317)	72.84
Outstanding at September 30	137,699	$84.88	140,108	$78.62

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense associated with restricted shares	$876	$681	$2,331	$2,022

At period-end:			September 30, 2024
Unrecognized stock-based compensation expense associated with restricted shares			$6,334
Weighted average period (in years) in which the above amount is expected to be recognized			3.11

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2024 and 2023, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Components of net periodic cost:
Interest cost	$129	$137	$388	$412
Expected return on plan assets	(207)	(210)	(621)	(630)
Net amortization and deferral	93	86	279	257
Net Periodic Pension Cost	$15	$13	$46	$39

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	September 30, 2024	December 31, 2023
Commitments to extend credit:
Home equity lines	$246,135	$243,893
Commercial real estate	96,114	52,002
Other commitments	350,928	316,200
Standby letters of credit	3,005	4,916
Commercial letters of credit	9,567	6,117

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

	Three months ended September 30,			Nine months ended September 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2024
Beginning Balance	$(2,581)	$(119,737)	$(122,318)	$(2,581)	$(107,958)	$(110,539)

Other comprehensive income before reclassifications	—	35,444	35,444	—	23,664	23,664
Amounts reclassified from other comprehensive income	—	10	10	—	11	11
	—	35,454	35,454	—	23,675	23,675

Ending Balance	$(2,581)	$(84,283)	$(86,864)	$(2,581)	$(84,283)	$(86,864)

2023
Beginning Balance	$(3,422)	$(127,026)	$(130,448)	$(3,422)	$(128,066)	$(131,488)

Other comprehensive (loss) before classifications	—	(36,700)	(36,700)	—	(35,072)	(35,072)
Amounts reclassified from other comprehensive income	—	555	555	—	(33)	(33)
	—	(36,145)	(36,145)	—	(35,105)	(35,105)

Ending Balance	$(3,422)	$(163,171)	$(166,593)	$(3,422)	$(163,171)	$(166,593)

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Consolidated Statements
	2024	2023	2024	2023	of Income

Securities available-for-sale:
Net securities (losses) gains reclassified into earnings	$(12)	$(730)	$(13)	$43	(Losses) gains on sale of investment securities, net
Related income tax expense	2	175	2	(10)	Income tax expense (benefit)
Net effect on accumulated other comprehensive loss	$(10)	$(555)	$(11)	$33

Note K - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income available to common shareholders	$29,809	$29,839	$88,447	$86,913
Less: earnings allocated to participating securities	(278)	(281)	(823)	(813)
Net earnings allocated to common shareholders	$29,531	$29,558	$87,624	$86,100

Distributed earnings allocated to common stock	$11,506	$10,554	$32,333	$29,744
Undistributed earnings allocated to common stock	18,025	19,004	55,291	56,356
Net earnings allocated to common shareholders	$29,531	$29,558	$87,624	$86,100

Average shares outstanding	14,633	14,922	14,691	14,906
Effect of dilutive securities:
Employee stock awards	21	23	20	22
Shares for diluted earnings per share	14,654	14,945	14,711	14,928

Basic earnings per share	$2.02	$1.98	$5.96	$5.78
Diluted earnings per share	$2.02	$1.98	$5.96	$5.77

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at September 30, 2024.

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

	Total	Level 1	Level 2	Level 3
September 30, 2024
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$211,945	$—	$211,945	$—
Mortgage-backed securities:
U.S. Government agencies	1,214,065	—	1,214,065	—
Private label	6,296	—	5,002	1,294
Trust preferred securities	4,515	—	4,515	—
Corporate securities	25,974	—	25,974	—
Marketable equity securities	7,225	2,356	4,869	—
Derivative assets	44,826	—	44,826	—
Financial Liabilities
Derivative liabilities	38,452	—	38,452	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	729	—	—	729

December 31, 2023
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$212,738	$—	$212,738	$—
Mortgage-backed securities:
U.S. Government agencies	1,088,093	—	1,088,093	—
Private label	6,704	—	4,833	1,871
Trust preferred securities	4,278	—	4,278	—
Corporate securities	26,324	—	26,324	—
Marketable equity securities	7,538	3,093	4,445	—
Certificates of deposit held for investment	—	—	—	—
Derivative assets	60,527	—	60,527	—
Financial Liabilities
Derivative liabilities	48,578	—	48,578	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	731	—	—	731

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the periods indicated (in thousands):

	September 30, 2024	December 31, 2023
Beginning balance	$1,871	$2,459
Changes in fair value	(13)	95
Changes due to principal reduction	(564)	(683)
Ending balance	$1,294	$1,871

No transfers into or out of Level 3 of the fair value hierarchy occurred during the three and nine months ended September 30, 2024 or year ended December 31, 2023.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  Generally, the Company has applied collateral discounts, ranging from 10% to 30%. As of September 30, 2024, the company had one commercial and industrial loan and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans totaling $6.72 million. The Company had one commercial and industrial individually evaluated collateral dependent loan recorded at $1.0 million as of December 31, 2023. The Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis as of September 30, 2024 or as of December 31, 2023.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Assets:
Cash and cash equivalents	$293,949	$293,949	$293,949	$—	$—
Securities available-for-sale	1,462,795	1,462,795	—	1,461,501	1,294
Marketable equity securities	7,225	7,225	2,356	4,869	—
Net loans	4,135,998	3,954,014	—	—	3,954,014
Accrued interest receivable	21,785	21,785	—	21,785	—
Derivative assets	44,826	44,826	—	44,826	—

Liabilities:
Deposits	5,102,651	4,958,096	3,763,113	1,194,983	—
Short-term debt	339,153	339,153	—	339,153	—
FHLB long-term advances	150,000	152,530	—	152,530	—
Accrued interest payable	6,720	6,720	—	6,720	—
Derivative liabilities	38,452	38,452	—	38,452	—

December 31, 2023
Assets:
Cash and cash equivalents	$156,276	$156,276	$156,276	$—	$—
Securities available-for-sale	1,338,137	1,338,137	—	1,336,266	1,871
Marketable equity securities	7,538	7,538	3,093	4,445	—
Net loans	4,103,178	3,922,638	—	—	3,922,638
Accrued interest receivable	20,290	20,290	—	20,290	—
Derivative assets	60,527	60,527	—	60,527	—

Liabilities:
Deposits	4,934,262	4,617,487	3,591,458	1,026,029	—
Short-term debt	334,856	334,856	—	334,856	—
FHLB long-term advances	100,000	99,928	—	99,928	—
Accrued interest payable	4,301	4,301	—	4,301	—
Derivative liabilities	48,578	48,578	—	48,578	—

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

The Company uses a number of economic variables in its scenarios to estimate the Allowance for credit losses (ACL), with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the September 30, 2024 estimate, the Company assumed a 2-year unemployment forecast range of 4.3% to 4.9%, changed from 4.0% to 4.7% for the June 30, 2024 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. In total, the changes in loss rates increased the reserve $0.2 million for the quarter.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.2 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.3 million, impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the September 30, 2024 estimate, no changes were made to the qualitative factors utilized in the previous quarter.

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

Acquisition and Preliminary Purchase Price Allocation

The calculation of the Company's acquisition and preliminary purchase price allocation is considered a critical accounting estimate as it involves a significant level of estimation and uncertainty, particularly in relation to the fair value and goodwill calculations. Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. As of September 30, 2024, over twelve months have occurred since the date of acquisition on March 10, 2023, and the measurement period is now complete.

Financial Summary

Nine months ended September 30, 2024 vs. 2023

The Company's financial performance is summarized in the following table:

	Nine months ended September 30,
	2024	2023

Net income available to common shareholders (in thousands)	$88,447	$86,913
Earnings per common share, basic	$5.96	$5.78
Earnings per common share, diluted	$5.96	$5.77
Dividend payout ratio	37.3%	34.9%
ROA*	1.88%	1.91%
ROE*	16.9%	18.2%
ROATCE*	21.9%	23.9%
Average equity to average assets ratio	11.1%	10.5%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income for the nine months ended September 30, 2024 increased $0.1 million compared to the nine months ended September 30, 2023 (see Net Interest Income). The Company recorded a provision for credit losses of $1.5 million for the nine months ended September 30, 2024 compared to a provision of credit losses of $3.5 million for the nine months ended September 30, 2023 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.8 million and non-interest expense increased $1.9 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023.

Financial Summary

Three months ended September 30, 2024 vs. 2023

The Company's financial performance is summarized in the following table:

	Three months ended September 30,
	2024	2023

Net income available to common shareholders (in thousands)	$29,809	$29,839
Earnings per common share, basic	$2.02	$1.98
Earnings per common share, diluted	$2.02	$1.98
Dividend payout ratio	39.1%	36.1%
ROA*	1.87%	1.94%
ROE*	16.3%	18.1%
ROATCE*	20.9%	24.1%
Average equity to average assets ratio	11.4%	10.7%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income was $55.6 million for the three months ended September 30, 2024 and September 30, 2023, respectively (see Net Interest Income). The Company recorded a $1.2 million provision for credit losses for the three months ended September 30, 2024 compared to a $0.2 million provision for credit losses for the three months ended September 30, 2023 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and

Non-Interest Expense, non-interest income increased $2.9 million and non-interest expense increased $2.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2023 are summarized in the following table (in millions, except percentages):

	September 30,	December 31,
	2024	2023	$ Change	% Change

Cash and cash equivalents	$293.9	$156.3	$137.6	88.0%
Total investment securities	1,493.7	1,369.1	124.6	9.1%
Gross loans	4,157.8	4,125.9	31.9	0.8%

Total deposits	5,102.7	4,934.3	168.4	3.4
FHLB long-term advances	150.0	100.0	50.0	50.0

Cash and cash equivalents increased $137.6 million (88.0%) from December 31, 2023 to $293.9 million at September 30, 2024, primarily due to an increase in deposit balances and an increase in FHLB long-term advances. These increasing impacts were partially offset by an increase in investment securities.

Total investment securities increased $124.6 million (9.1%) from December 31, 2023 to $1.49 billion at September 30, 2024, primarily due to security purchases that were partially offset by maturities and calls.

Gross loans increased $31.9 million (0.8%) from December 31, 2023 to $4.16 billion at September 30, 2024. Home equity loans increased $22.9 million (13.7%) and residential real estate loans increased $18.4 million (1.0%) during the first nine months of 2024. These increases were partially offset by a decrease in consumer loans of $6.5 million (10.0%) and a decrease in commercial and industrial loans of $2.5 million (0.6%).

Total deposits increased $168.4 million (3.4%) from December 31, 2023 to $5.1 billion at September 30, 2024. Time deposit balances increased $162.1 million and interest-bearing demand deposit balances increased $60.2 million. These increases were partially offset by a decrease in savings deposit balances of $50.6 million and a decrease in noninterest-bearing demand deposit balances of $3.3 million.

FHLB long-term advances increased $50.0 million from December 31, 2023 to September 30, 2024. During the first nine months of 2024, the Company borrowed an additional $50.0 million from the Federal Home Loan Bank at a rate of 4.39%.

Net Interest Income

Nine months ended September 30, 2024 vs. 2023

The Company’s net interest income increased from $164.6 million for the nine months ended September 30, 2023 to $164.7 million for the nine months ended September 30, 2024. The Company’s tax equivalent net interest income decreased $0.1 million to $165.3 million for the nine months ended September 30, 2024 from $165.4 the nine months ended September 30, 2023. The decrease in net interest income was due to an increase in the cost of interest bearing liabilities (91 basis points) and increase in average balance of interest bearing liabilities ($34.7 million), which decreased net interest income by $22.9 million and $4.5 million, respectively. Additionally, a decrease in the average balance of deposits in depository institutions ($46.5 million) decreased interest income by $1.5 million.

These decreases were essentially offset by increases in the Federal Funds rate since the nine months ended September 30, 2023, which increased net interest income by $18.3 million due to an increase in loan yields (net of loan fees and accretion) of 62 basis points. Net interest income increased $4.7 million due to an increase in investment yields of 44 basis points and an increase in average loans ($92.0 million) which increased interest income by $3.3 million. In addition, an increase of 110 basis points in the yield on deposits in depository institutions increased net interest income by $1.0 million. The Company’s reported net interest margin decreased from 4.02% for the nine months ended September 30, 2023 to 3.90% for the nine months ended September 30, 2024.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Nine months ended September 30,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,968,377	$74,566	5.06%	$1,882,397	$64,410	4.57%
Commercial, financial, and agriculture(2)	2,070,431	102,211	6.59	1,904,001	87,745	6.16
Installment loans to individuals(2),(3)	67,463	3,042	6.02	65,659	2,784	5.67
Total loans	4,106,271	179,819	5.85	3,852,057	154,939	5.38
Securities:
Taxable	1,282,167	40,390	4.21	1,300,373	35,999	3.70
Tax-exempt(4)	159,654	3,154	2.64	182,858	3,826	2.80
Total securities	1,441,821	43,544	4.03	1,483,231	39,825	3.59
Deposits in depository institutions	119,649	4,907	5.48	166,116	5,440	4.38
Total interest-earning assets	5,667,741	228,270	5.38	5,501,404	200,204	4.87
Cash and due from banks	104,269			69,998
Bank premises and equipment	71,479			72,631
Goodwill and intangible assets	161,622			150,808
Other assets	305,113			324,658
Less: allowance for credit losses	(23,014)			(21,602)
Total assets	$6,287,210			$6,097,897

Liabilities
Interest-bearing demand deposits	$1,308,779	$11,384	1.16%	$1,288,387	$7,582	0.79%
Savings deposits	1,240,788	6,705	0.72	1,352,005	5,610	0.55
Time deposits(2)	1,124,295	28,977	3.44	950,276	11,616	1.63
Customer repurchase agreements	324,631	11,309	4.65	282,857	8,334	3.94
FHLB long-term advances	145,620	4,577	4.20	55,678	1,683	4.04
Total interest-bearing liabilities	4,144,113	62,952	2.03	3,929,203	34,825	1.18
Noninterest-bearing demand deposits	1,332,988			1,407,922
Other liabilities	109,194			122,854
Stockholders’ equity	700,915			637,918
Total liabilities and stockholders’ equity	$6,287,210			$6,097,897
Net interest income		$165,318			$165,379
Net yield on earning assets			3.90%			4.02%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2024	2023
	Loan fees, net	$320	$1,165

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2024	2023
	Residential real estate	$145	$165
	Commercial, financial and agriculture	2,499	1,575
	Installment loans to individuals	17	15
	Time deposits	98	403
		$2,759	$2,158

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2024 vs. 2023
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$2,945	$7,211	$10,156
Commercial, financial, and agriculture	7,677	6,789	14,466
Installment loans to individuals	77	181	258
Total loans	10,699	14,181	24,880
Securities:
Taxable	(504)	4,895	4,391
Tax-exempt(1)	(486)	(186)	(672)
Total securities	(990)	4,709	3,719
Deposits in depository institutions	(1,523)	990	(533)
Total interest-earning assets	$8,186	$19,880	$28,066
Interest-bearing liabilities:
Interest-bearing demand deposits	$120	$3,682	$3,802
Savings deposits	(462)	1,557	1,095
Time deposits	2,129	15,232	17,361
Customer repurchase agreements	1,232	1,743	2,975
FHLB long-term advances	2,721	173	2,894
Total interest-bearing liabilities	$5,740	$22,387	$28,127
Net Interest Income	$2,446	$(2,507)	$(61)
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended September 30, 2024 vs. 2023

The Company’s net interest income was $55.6 million for both the three months ended September 30, 2023 and the three months ended September 30, 2024. The Company’s tax equivalent net interest income decreased approximately $0.1 million, from $55.9 million for the third quarter of 2023 to $55.8 million for the third quarter of 2024. The Company's net interest income declined by $5.7 million due to an increase in the cost of interest bearing liabilities of 65 basis points and by $2.0 million due to an increase in the average balance of interest bearing liabilities ($217.0 million).

These decreases in net interest income were essentially offset by an increase in loan yields (35 basis points) and an increase in average loan balances ($176.6 million), which increased net interest income $3.4 million and $2.5 million, respectively. In addition, an increase of 37 basis points in the yield on investment securities increased net interest income by $1.3 million. The Company’s reported net interest margin decreased from 4.03% for the third quarter of 2023 to 3.87% for the third quarter of 2024.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Three months ended September 30,
	2024			2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$1,984,502	$25,654	5.14%	$1,910,876	$22,702	4.71%
Commercial, financial, and agriculture(2)	2,082,888	34,708	6.63	1,975,463	31,743	6.38
Installment loans to individuals(2),(3)	66,130	1,045	6.29	70,532	1,138	6.40
Total loans	4,133,520	61,407	5.91	3,956,871	55,583	5.57
Securities:
Taxable	1,343,323	14,402	4.27	1,277,265	12,432	3.86
Tax-exempt(4)	159,225	1,043	2.61	170,806	1,152	2.68
Total securities	1,502,548	15,445	4.09	1,448,071	13,584	3.72
Deposits in depository institutions	103,322	1,417	5.46	90,684	1,265	5.52
Total interest-earning assets	5,739,390	78,269	5.43	5,495,626	70,432	5.08
Cash and due from banks	110,765			69,658
Bank premises and equipment	70,998			73,004
Goodwill and intangible assets	161,009			163,602
Other assets	292,758			332,551
Less: allowance for credit losses	(23,205)			(23,558)
Total assets	$6,351,715			$6,110,883

Liabilities
Interest-bearing demand deposits	$1,321,922	$4,100	1.23%	$1,300,936	$3,068	0.94%
Savings deposits	1,220,009	2,200	0.72	1,314,484	2,319	0.70
Time deposits(2)	1,174,217	10,772	3.65	985,038	5,163	2.08
Customer repurchase agreements	323,844	3,788	4.65	272,558	2,990	4.35
FHLB long-term advances	150,000	1,586	4.21	100,000	1,035	4.11
Total interest-bearing liabilities	4,189,992	22,446	2.13	3,973,016	14,575	1.46
Noninterest-bearing demand deposits	1,334,762			1,359,268
Other liabilities	99,797			123,137
Shareholders’ equity	727,164			655,462
Total liabilities and shareholders’ equity	$6,351,715			$6,110,883
Net interest income		$55,823			$55,857
Net yield on earning assets			3.87%			4.03%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2024	2023
	Loan fees, net	$127	$254

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2024	2023
	Residential real estate	$27	$47
	Commercial, financial and agriculture	752	720
	Installment loans to individuals	5	4
	Time deposits	14	240
		$798	$1,011

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2024 vs. 2023
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$872	$2,080	$2,952
Commercial, financial, and agriculture	1,721	1,244	2,965
Installment loans to individuals	(71)	(22)	(93)
Total loans	2,522	3,302	5,824
Securities:
Taxable	641	1,329	1,970
Tax-exempt(1)	(78)	(31)	(109)
Total securities	563	1,298	1,861
Deposits in depository institutions	176	(24)	152
Total interest-earning assets	$3,261	$4,576	$7,837
Interest-bearing liabilities:
Interest-bearing demand deposits	$49	$983	$1,032
Savings deposits	(166)	47	(119)
Time deposits	989	4,620	5,609
Customer repurchase agreements	561	237	798
FHLB long-term advances	516	35	551
Total interest-bearing liabilities	$1,949	$5,922	$7,871
Net Interest Income	$1,312	$(1,346)	$(34)
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net interest income ("GAAP")	$55,605	$55,614	$164,657	$164,575
Taxable equivalent adjustment	$218	$243	$661	$804
Net interest income, fully taxable equivalent	$55,823	$55,857	$165,318	$165,379

Equity to assets ("GAAP")	11.52%	10.04%
Effect of goodwill and other intangibles, net	(2.26)	(2.49)
Tangible common equity to tangible assets	9.26%	7.55%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023
Commercial and industrial	$424,414	$426,951	$424,647

1-4 Family	194,670	206,237	197,081
Hotels	383,232	357,142	321,236
Multi-family	193,875	189,165	192,329
Non Residential Non-Owner Occupied	665,210	680,590	651,498
Non Residential Owner Occupied	236,826	240,328	222,544
Commercial real estate	1,673,813	1,673,462	1,584,688

Residential real estate	1,806,578	1,788,149	1,768,358
Home equity	190,149	167,201	159,630
Consumer	58,710	65,246	65,586
DDA overdrafts	4,166	4,914	4,573
Total loans	$4,157,830	$4,125,923	$4,007,482

Loan balances increased $31.9 million from December 31, 2023 to September 30, 2024.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans decreased $2.5 million from December 31, 2023 to September 30, 2024.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are made to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $0.4 million from December 31, 2023 to September 30, 2024. At September 30, 2024, $2.7 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans decreased $11.6 million from December 31, 2023 to September 30, 2024. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $194.7 million as of September 30, 2024. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans increased $26.1 million from December 31, 2023 to September 30, 2024. The Hotel portfolio is comprised of all lodging establishments and totaled $383.2 million as of September 30, 2024. Risk characteristics relate to the demand for travel.
◦Multi-family loans increased $4.7 million from December 31, 2023 to September 30, 2024. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $193.9 million as of September 30, 2024. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $665.2 million at September 30, 2024 and decreased $15.4 million from December 31, 2023 to September 30,

2024. Nonresidential owner-occupied commercial real estate totaled $236.8 million at September 30, 2024 and decreased $3.5 million from December 31, 2023. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans increased $18.4 million from December 31, 2023 to September 30, 2024. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family 3, 5 and 7 year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are generally sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At September 30, 2024, $7.6 million of the residential real estate loans were for properties under construction.

Home equity loans increased $22.9 million during the first nine months of 2024. The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased by $6.5 million during the first nine months of 2024.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a $1.2 million provision for credit losses in the third quarter of 2024 and recorded a provision for credit losses of $0.2 million in the third quarter of 2023.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of September 30, 2024 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of September 30,		As of December 31,
	2024	2023	2023
Commercial and industrial	$4,520	$4,648	$4,474

1-4 Family	1,234	662	1,402
Hotels	2,240	2,220	2,211
Multi-family	997	1,015	1,002
Non Residential Non-Owner Occupied	3,037	4,798	4,077
Non Residential Owner Occupied	2,130	2,464	2,453
Commercial real estate	9,638	11,159	11,145
Residential real estate	5,891	5,391	5,398
Home equity	624	432	490
Consumer	326	325	269
DDA overdrafts	833	1,173	969
Allowance for Credit Losses	$21,832	$23,128	$22,745

The Allowance for Credit Losses decreased slightly from $22.7 million at December 31, 2023 to $21.8 million at September 30, 2024. The Company recorded a provision for credit losses of $1.2 million in the third quarter of 2024, compared to a provision for credit losses of $0.2 million for the comparable period in 2023, and a provision for credit losses of $0.5 million for the second quarter of 2024. The provision for credit losses in the third quarter was primarily related to a commercial loan for a movie theater that had been originated in September 2014. The loan had paid according to terms but cash flows began deteriorating during the COVID-19 crisis which began in 2020. Due to further operating weaknesses during 2024, the loan was transferred to nonaccrual status and a $2.0 million charge-off was recorded in the quarter ending September 30, 2024, leaving an outstanding balance of approximately $6.7 million. The Company has only one other loan to a movie theater and the outstanding balance of that performing loan is under $5.0 million. This charge-off was partially offset by a $0.75 million reversal of a reserve on a purchase credit deteriorated loan that was paid-off in full during the quarter ended September 30, 2024.

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2024 vs. 2023
(in millions, except percentages)

	Nine months ended September 30,
	2024	2023	$ Change	% Change
Net investment securities gains	$0.6	$0.1	$0.5	500.0%
Non-interest income, excluding net investment securities gains	56.7	56.3	0.4	0.7
Non-interest expense, less merger-related expenses	110.3	102.8	7.5	7.3

Non-Interest Income: Non-interest income was $57.2 million for the nine months ended September 30, 2024, as compared to $56.4 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company reported $0.6 million of unrealized fair value gains on the Company's equity securities compared to $0.1 million of unrealized fair value gains during the nine months ended September 30, 2023.

Excluding net investment securities gains, non-interest income increased from $56.3 million for the nine months ended September 30, 2023 to $56.7 million for the nine months ended September 30, 2024. The increase was largely attributable to an increase in trust and investment management fee income of $1.3 million (18.7%), an increase in service charges of

$1.0 million (4.6%), and an increase in bankcard revenue of $0.5 million (2.6%). These increases were partially offset by a decrease in bank owned life insurance of $1.7 million (34.9%) and a decrease in other income of $0.7 million (24.7%).

Non-Interest Expense: Non-interest expenses, less merger related expenses, increased $7.5 million (7.3%), from $102.8 million in the first nine months of 2023 to $110.3 million in the first nine months of 2024 primarily due to an increase in salaries and employee benefits ($2.5 million), other expenses ($2.4 million), bankcard expenses ($1.2 million), equipment and software related expense ($0.7 million), and advertising expense ($0.4 million).

Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2024 was 19.6% compared to 20.3% for the nine months ended September 30, 2023.

Non-Interest Income and Non-Interest Expense

Three months ended September 30, 2024 vs. 2023
(in millions, except percentages)

	Three months ended September 30,
	2024	2023	$ Change	% Change
Net investment securities gains (losses)	$0.3	(0.7)	$1.0	142.9%
Non-interest income, excluding net investment securities gains	20.0	18.1	1.9	10.5
Non-interest expense, less merger-related expenses	37.6	35.0	2.6	7.4

Non-Interest Income: Non-interest income was $20.3 million during the quarter ended September 30, 2024, as compared to $17.4 million during the quarter ended September 30, 2023. During the third quarter of 2024, the Company reported $0.4 million of unrealized fair value gains on the Company’s equity securities, as compared to $0.7 million of realized security losses during the third quarter of 2023.

Exclusive of these items, non-interest income increased $1.9 million, or 10.5%, from $18.1 million for the third quarter of 2023 to $20.0 million for the third quarter of 2024. This increase was attributable to an increase of $0.6 million (77.8%) in bank owned life insurance (due to death benefit proceeds), an increase of $0.5 million (21.3%) in trust and investment management fee income, an increase of $0.4 million (5.7%) in service fees, and an increase of $0.3 million (4.1%) in bankcard revenues.

Non-Interest Expense: Non-interest expenses increased $2.6 million, or 7.4%, from $35.0 million in the third quarter of 2023 to $37.6 million in the third quarter of 2024. This increase was largely due to an increase in other expenses of $1.1 million and an increase in salaries and employee benefits of $1.0 million. In addition, equipment and software related expenses increased $0.6 million and advertising expenses increased $0.3 million.

Income Tax Expense: The Company's effective income tax rate for the three months ended September 30, 2024 and September 30, 2023 was 19.7%, and 21.1%, respectively.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
September 30, 2024
+300	8.00%	-1.0%
+200	7.00	+0.8
+100	6.00	+2.4
-100	4.00	-4.6
-200	3.00	-10.5
-300	2.00	-17.6

December 31, 2023
+300	8.50%	-4.5%
+200	7.50	-2.4
+100	6.50	-1.6
-100	4.50	-7.2
-200	3.50	-8.3
-300	2.50	-13.9
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

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2024, City National could pay dividends up to $128.2 million plus net profits for the remainder of 2024, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $43.5 million on an annualized basis over the next 12 months based on common shares outstanding at September 30, 2024.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.8 million of additional cash over the next 12 months. As of September 30, 2024, City Holding reported a cash balance of $19.2 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

As illustrated in the consolidated statements of cash flows, the Company generated $98.1 million of cash from operating activities during the first nine months of 2024, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company used $133.2 million of cash in investing activities during the first nine months of 2024, primarily due to purchases of available-for-sale securities of $192.6 million, an increase in loans of $30.9 million, payments for low income housing credits of $10.4 million, and purchases of premises and equipment of $1.8 million. These increases were partially offset by proceeds from maturities and calls of $100.4 million and proceeds from the bank-owned life insurance policies of $1.2 million. The Company generated $172.7 million of cash in financing activities during the first nine months of 2024, principally as a result of an increase in interest-bearing deposits of $171.8 million, proceeds from long-term debt of $50.0 million, and an increase in short-term borrowings of $4.3 million. These increases were partially offset by a decrease in dividends paid of $31.9 million, purchases of treasury stock of $17.9 million, and a decrease in non-interest-bearing deposits of $3.3 million.

City National has borrowing facilities with the Federal Reserve Bank and the Federal Home Loan Bank that can be accessed as necessary to fund operations and to provide contingency funding. These borrowing facilities are collateralized by various loans held on City National’s balance sheet. As of September 30, 2024, City National had the capacity to borrow an additional $1.6 billion from these existing borrowing facilities. In addition, approximately $765 million of City National’s investment securities were pledged to collateralize customer repurchase agreements and various deposit accounts, leaving approximately $730 million of City National’s investment securities unpledged at September 30, 2024. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. Historically, the Company has utilized derivative instruments, when appropriate, to assist this goal. During the year ending December 31, 2020, the Company entered into three $50 million swap agreements that hedged interest rate risk on certain pools of the Company’s investment securities. These agreements require the Company to pay rates ranging from 0.20% to 0.24%, while receiving the federal funds effective rate in return. Interest income and changes in market valuations from these swap agreements are recognized as investment income in the accompanying statements of income. These agreements mature in October ($50 million) and November ($100 million) of 2025. During the year ending December 31, 2023, the Company entered into a $100 million swap agreement that hedged interest rate risk on certain loans of the Company. This agreement requires the Company to pay 3.60%, while receiving SOFR in return. Interest income and changes in market valuations from this swap agreement are recognized as loan interest income in the accompanying statements of income. This agreement matures in March 2026.

With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 64.3% as of September 30, 2024 and deposit balances fund 79.3% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.5 billion at September 30, 2024, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $489.2 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 60.6% of the Company’s total assets. As interest rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher yielding deposit products, such as money market accounts or time deposits.

As the following table reflects, approximately 15% (estimated) of the Company's deposits were uninsured (either with balances above $250,000 or not collateralized by investment securities) as of September 30, 2024.

Estimated Uninsured Deposits by Deposit Type

	September 30, 2024	December 31, 2023
Noninterest-Bearing Demand Deposits	18%	16%

Interest-Bearing Deposits
Demand Deposits	16%	7%
Savings Deposits	12%	11%
Time Deposits	16%	13%
Total Deposits	15%	12%

The amounts listed above represent management's best estimate as of the respective period shown of uninsured deposits (either with balances above $250,000 or not collateralized by investment securities).

Capital Resources

Shareholders' equity increased $64.2 million for the nine months ended September 30, 2024, primarily due to net income of $88.4 million and other comprehensive income of $23.7 million. This increase was partially offset by cash dividends declared of $33.0 million, and the repurchase of 178,529 common shares at a weighted average price of $100.24 per share ($17.9 million) as part of a one million share repurchase plan authorized by the Board of Directors in January 2024.

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

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer are illustrated in the following tables (in thousands, except percentages):

September 30, 2024	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$669,862	16.6%	$281,728	7.0%	$261,605	6.5%
City National Bank	641,794	16.0	280,789	7.0	260,733	6.5
Tier I Capital
City Holding Company	669,862	16.6	342,098	8.5	321,975	8.0
City National Bank	641,794	16.0	340,958	8.5	320,902	8.0
Total Capital
City Holding Company	690,857	17.2	422,592	10.5	402,469	10.0
City National Bank	662,789	16.5	421,184	10.5	401,127	10.0
Tier I Leverage Ratio
City Holding Company	669,862	10.6	253,131	4.0	316,413	5.0
City National Bank	641,794	10.2	252,304	4.0	315,379	5.0

December 31, 2023	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$627,579	15.7%	$279,768	7.0%	$259,875	6.5%
City National Bank	549,031	13.8	278,692	7.0	258,785	6.5
Tier I Capital
City Holding Company	627,579	15.7	339,718	8.5	319,735	8.0
City National Bank	549,031	13.8	338,412	8.5	318,505	8.0
Total Capital
City Holding Company	648,646	16.2	419,652	10.5	399,669	10.0
City National Bank	570,099	14.3	418,038	10.5	398,131	10.0
Tier I Leverage Ratio
City Holding Company	627,579	10.2	245,468	4.0	306,835	5.0
City National Bank	549,031	8.9	245,587	4.0	306,984	5.0

As of September 30, 2024, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2024, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2024, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in May 2022. There were no common stock repurchases during the quarter ended September 30, 2024.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

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

Date: November 6, 2024