Form 10-K
period 2024-12-31
CITY HOLDING CO
filed 2025-02-26
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024
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

As of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $1.6 billion.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 24, 2025, there were 14,668,119 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2025 annual shareholders’ meeting to be held on April 30, 2025 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

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

PART I
Item 1.Business

    City Holding Company (the "Company" or "City Holding" or the "Parent Company") is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National provides banking, trust and investment management and other financial solutions through its network of 97 bank branches and 941 full-time equivalent associates located in West Virginia, Kentucky, Virginia and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

    The principal products produced and services rendered by City National include:

•Commercial Banking - City National offers a full range of commercial banking services to corporations and other business customers. Loans are provided for a variety of business purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development. City National also provides deposit services for commercial customers, including treasury management, lockbox and other cash management services. City National provides merchant credit card services through an agreement with a third-party vendor.

•Consumer Banking - City National provides banking services to consumers, including checking, savings and money market accounts as well as certificates of deposit and individual retirement accounts. In addition, City National provides consumers with installment and real estate loans and lines of credit. City National also offers credit cards through an agreement with a third-party vendor.

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

    City National’s customer base is diverse, and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries in excess of City National's internally designated limit, residential mortgage loans have historically comprised a significant portion of its loan portfolio. At December 31, 2024, approximately 47% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractured nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results. At December 31, 2024, approximately 51% of the Company’s loan portfolio was categorized as commercial and industrial and commercial real estate. However, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

    City National’s loan portfolio is comprised of commercial and industrial, commercial real estate, residential real estate, home equity, consumer loans and demand deposit account ("DDA") overdrafts.

    City National's commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. Commercial and industrial loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. As of December 31, 2024, City National reported $420 million of loans classified as "Commercial and Industrial".

    Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are provided to many of the same customers and carry similar industry and customer specific risks as the commercial and industrial loans, but have different collateral risks. As of December 31, 2024, City National reported $1.77 billion of loans classified as "Commercial Real Estate."

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

•Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $197.3 million as of December 31, 2024. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
•The Hotel portfolio is comprised of all lodging establishments and totaled $389.7 million as of December 31, 2024. Risk characteristics relate to the demand for business and personal travel.
•Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $240.9 million as of December 31, 2024. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
•Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $707.3 million while nonresidential owner-occupied commercial real estate totaled $233.5 million as of December 31, 2024. Risk characteristics relate to levels of consumer spending and overall economic conditions.

    City National diversifies risk within the commercial and industrial and commercial real estate portfolios by closely monitoring industry concentrations (against internally established risk-based capital thresholds) and portfolios to ensure that it does not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive credit analysis and independent evaluation of all larger balance commercial loans by the Company's loan committee prior to approval.

    City National categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor its portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2024, City National was within its internally designated concentration limits. Furthermore, with the exception of loans to borrowers within the "Lessors of Nonresidential Buildings" and "Lessors of Residential Buildings and Dwellings" categories, no other NAICS industry classification exceeded 10% of total loans at December 31, 2024. Loans to "Lessors of Nonresidential Buildings" and "Lessors of Residential Buildings and Dwellings" were 14% and 11% , respectively, of total loans at December 31, 2024. Management also monitors non-owner occupied commercial real estate as a percent of risk-based capital (based upon regulatory guidance). At December 31, 2024, the Company had $1.5 billion of commercial loans classified as non-owner occupied, which was within its designated concentration threshold.

Residential real estate loans represent loans to consumers that are secured by a first priority lien on residential real property. Residential real estate loans include loans for the purchase or refinance of consumers' residences and first-priority home equity loans that allow consumers to borrow against the equity in their home. These loans primarily consist of single family five- and seven-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans. Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority lien home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. Additionally, the Company periodically purchases residential mortgage loans. The credit and collateral documents for each potential purchased loan are reviewed to ensure the credit metrics are acceptable to management. As of December 31, 2024, City National reported $1.82 billion of loans classified as "Residential Real Estate."

    City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on residential real property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien. These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans. The amount of credit extended under these loans is directly related to the value of the real estate securing the loan at the time the loan is made. As of December 31, 2024, City National reported $199.2 million of loans classified as "Home Equity."

    All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

    Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property, or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring factors such as portfolio size and growth, internal lending policies, and pertinent economic conditions. City National's underwriting standards for consumer loans are continually evaluated and modified based upon these factors. As of December 31, 2024, City National reported $57.8 million of loans classified as "Consumer."

    DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2024, City National reported $5.7 million of loans classified as "DDA Overdrafts."

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

Market Area and Competition

    City National operates a network of 97 bank branches primarily along the I-64 corridor from Lexington, Kentucky through Lexington, Virginia and along the I-81 corridor through the Shenandoah Valley from Lexington, Virginia to Martinsburg, West Virginia. City National's branch network includes 58 branches in West Virginia, 22 branches in Kentucky, 13 branches in Virginia and 4 branches in southeastern Ohio. City National provides credit, deposit and investment advisory products and services to a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology.

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

    City National also provides commercial products and services to customers that are outside of its branches' geographical footprint. These loans are diversified across a broad base of industry types, including multi-family housing properties, properties leased to government agencies, nursing homes, grocery and retail stores, and other commercial and industrial loans. At December 31, 2024, the outstanding balance of commercial loans to markets outside of the geographical footprint of the bank's branches was approximately $420 million, or 19% of City National's outstanding commercial loan balances.

    City National has approximately 13% of the deposit market share in the counties of West Virginia where its bank branches are located. In eastern Kentucky, City National has approximately 24% of the deposit market share in the counties where its bank branches are located. In Virginia, City National has approximately 5% of the deposit market share in the counties along the I-81 corridor where its bank branches are located. In Lawrence County, Ohio, where City National has three bank branches, City National has approximately 19% of the deposit market share.

    The following table represents changes in population in West Virginia, Kentucky, Virginia, and Ohio counties where City National's branches are located compared to the U.S. national average according to the most recent U.S. Census Bureau estimates (in thousands):

	2023 (Estimate)	2020 (Actual)	Change %
West Virginia	996.6	1,000.6	(0.4)%
Kentucky	1,408.3	1,420.5	(0.9)
Virginia	237.4	230.8	2.9
Lawrence County, Ohio	56.1	58.2	(3.6)

U.S. National Average	334,914.9	331,449.3	1.0
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

Employee Demographics: As of December 31, 2024, we employed 963 full and part-time employees (941 FTEs) across our 97 branches throughout West Virginia, Kentucky, Virginia and southeastern Ohio. Our average quarterly employee turnover rate in 2024 was under 6%. As of December 31, 2024, approximately 79% of our current workforce is female, 21% is male, our average tenure is approximately 10 years and approximately 14% of our workforce has a college degree.

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

    As a financial holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve Board. The BHCA provides generally for "umbrella" regulation of bank holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission ("SEC") and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. The Company is listed on the Nasdaq Global Select Market ("NASDAQ") under the trading symbol "CHCO" and is subject to the rules of NASDAQ for listed companies.

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

    The Company’s minimum required capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (dollars in thousands):

December 31, 2024	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$688,707	16.5%	$291,989	7.0%	$271,133	6.5%
City National Bank	563,301	13.6%	291,068	7.0%	270,277	6.5%
Tier 1 Capital
City Holding Company	688,707	16.5%	354,558	8.5%	333,702	8.0%
City National Bank	563,301	13.6%	353,439	8.5%	332,649	8.0%
Total Capital
City Holding Company	709,820	17.0%	437,983	10.5%	417,127	10.0%
City National Bank	584,415	14.1%	436,602	10.5%	415,811	10.0%
Tier 1 Leverage Ratio
City Holding Company	688,707	10.6%	259,325	4.0%	324,156	5.0%
City National Bank	563,301	8.7%	258,477	4.0%	323,096	5.0%

December 31, 2023	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$627,579	15.7%	$279,768	7.0%	$259,875	6.5%
City National Bank	549,031	13.8%	278,692	7.0%	258,785	6.5%
Tier 1 Capital
City Holding Company	627,579	15.7%	339,718	8.5%	319,735	8.0%
City National Bank	549,031	13.8%	338,412	8.5%	318,505	8.0%
Total Capital
City Holding Company	648,646	16.2%	419,652	10.5%	399,669	10.0%
City National Bank	570,099	14.3%	418,038	10.5%	398,131	10.0%
Tier 1 Leverage Ratio
City Holding Company	627,579	10.2%	245,468	4.0%	306,835	5.0%
City National Bank	549,031	8.9%	245,587	4.0%	306,984	5.0%

Management believes that, as of December 31, 2024, City Holding and City National meet all capital adequacy requirements under Basel III.

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

    City National is subject to various statutory restrictions on its ability to pay dividends to the Company.  Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years.  At December 31, 2024, City National could pay dividends up to $48.2 million without prior regulatory permission. No dividends were paid in 2024 or 2023 that required regulatory approval. The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The OCC also has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.  The Federal Reserve Board and the OCC have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings.  The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of financial strength.

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

    The Company's FDIC insurance expense for deposit assessments for the past three years is shown in the table below (in thousands).

	For the year ended December 31,
	2024	2023	2022
FDIC insurance expense	$2,892	$2,922	$1,673

    The Company's FDIC insurance expense increased $1.2 million from the year ended December 31, 2022 to the year ended December 31, 2023. The increased expense was due to a final rule adopted by the FDIC in October 2022 that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. For the year ended December 31, 2024, the Company's FDIC insurance expense remained stable at $2.9 million.

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

Executive Officers of the Registrant

    At December 31, 2024, the executive officers of the Company were as follows:

Name	Age	Positions Held with Registrant
Charles R. Hageboeck, Ph.D.	62	President and Chief Executive Officer, City Holding Company and City National Bank, since February 1, 2005.
John A. DeRito	74	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, since June 2004.
David L. Bumgarner	59	Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, since February 2005.
Michael T. Quinlan, Jr.	56	Executive Vice President of Retail Banking, City Holding Company and City National Bank, since January 2021.
Jeffrey D. Legge	60	Executive Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank, since December 2005.

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

Economic Risks

Economic Conditions in the Company's Market Areas Could Negatively Impact the Company's Business and Financial Condition.

    The Company’s business is concentrated in West Virginia, Kentucky, Virginia and southeastern Ohio. As a result, the Company’s results of operation, cash flows and financial condition are affected by local and regional economic conditions. A downturn in the economies within the Company’s market areas, or in any one of them, could negatively impact the Company’s results of operation and financial condition. Some examples of economic deterioration include declines in economic growth, declines in consumer and business confidence, prolonged increases in inflation, increases in the cost of capital and credit, and limitations in the availability of credit. Trade policies and tariffs could also lead to an uncertain economic environment and increase inflation, reduce consumer spending, or raise the cost of borrowing. The Company’s financial performance generally, and the ability of its customers to pay interest on and repay principal of outstanding loans to City National, is highly dependent on the strength of the economic and business environment in the market areas where the Company operates and in the United States as a whole. Additionally, the value of collateral securing loans made and held by City National is impacted by the strength of the economy. Deteriorating economic conditions in the Company’s market areas could cause declines in the overall quality of the loan portfolio requiring charge-off of a greater percentage of loans and/or an increase in the allowance for credit losses, which could negatively impact the Company’s results of operations and financial condition.

    While the economic and business environments in West Virginia, Kentucky, Virginia and southeastern Ohio have shown resilience, there can be no assurance that such resilience and improvement will continue or that the economies in the Company’s market areas, or the United States as a whole, will not slip into a recession. A lack of continued economic improvement or economic recession could adversely affect the Company’s results of operation and financial condition. An economic slowdown could have the following consequences:

•Loan delinquencies may increase;
•Problem assets and foreclosures may increase;
•Demand for City National's products and services may decline; and
•Collateral (including real estate) that secures loans made by City National may decline in value, in turn reducing customers’ borrowing power and making existing loans less secure.

    The oil, natural gas and coal industries, and businesses ancillary thereto, play an important role in the economies of West Virginia, Kentucky, Virginia and southeastern Ohio. Historic, and ongoing, volatility in oil and gas prices has negatively impacted oil and gas and other businesses in the Company’s market areas. Additionally, the coal industry continues to be in decline as a result of increased environmental and safety regulatory burden, increased competition from alternative energy sources and a decline in demand for coal. The Company has limited direct exposure to coal industry specific loans. Prolonged low oil and gas prices, and continued decline in the coal industry, could result in downward pressure on businesses in the Company’s market area which could negatively affect City National’s customers (both individuals and businesses). As a result, the Company’s operating results and financial condition could be negatively impacted.

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

Future Sales or the Issuance of Shares of the Company’s Common Stock Could Negatively Affect its Market Price.

    Future sales of substantial amounts of the Company’s common stock, agreements for the issuance of additional shares of the Company’s common stock (such as the issuance of shares as consideration in connection with the Merger), or the perception that such sales could occur, could adversely affect the market price of the Company’s common stock in the open market. We make no prediction as to the effect, if any, that future sales of shares, the issuance of shares as consideration in the Merger, or the availability of shares for future sale, will have on the market price of the Company’s common stock.

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

The Company May Be Required to Write Down Goodwill and Other Intangible Assets, Causing Its Financial Condition and Results to Be Negatively Affected.

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2024, the Company’s goodwill and other identifiable intangible assets were approximately $160 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2024. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

Operational Risks

The Company May be Adversely Affected by the Soundness of Third Parties, Including Other Financial Institutions.

    The Company's business is highly dependent on third-party vendors, especially with respect to information technology and telecommunication systems, payment processing system, and mobile and online banking systems. Our operations rely heavily on the secure processing, storage, transmission, and monitoring of information and transactions, and many of these services are outsourced to third-party vendors. The failure of these systems or the inability of a third party vendor to continue providing these services on a reliable basis could adversely affect our operations. In addition, the failure of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of any of these third parties, could disrupt our operations and adversely affect our reputation. It may be difficult for us to replace some of our critical third-party vendors, particularly vendors providing our core banking, debit card services and information services, in a timely manner and on terms that are favorable or acceptable to us. Any of these events could increase our expenses and have a material adverse effect on our business, financial condition, and results of operations.

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

The Company May Not Be Able to Attract and Retain Skilled Key Employees.

The Company’s success depends, in large part, on its ability to attract, retain, motivate and develop key employees. Competition for key employees is ongoing and the Company may not be able to attract, retain or hire the key employees who are wanted or needed, which may also negatively impact the Company’s ability to execute identified business strategies. Because the Company operates primarily in specific geographic markets, its hiring pool is also limited by those markets. Competition for key employees may require the Company to offer higher compensation to attract or retain key employees, which may adversely affect the salaries and employee benefit costs of the Company.

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

    Changes and additions to statutes, regulations or regulatory policies, including changes in interpretation, enforcement or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to reduced revenues, additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. The burden and expenses associated with regulatory compliance have been increasing and may continue to increase. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The computer systems and network infrastructure that the Company uses could be vulnerable to unforeseen hardware and cybersecurity issues, including "hacking" and "identity theft." The Company’s operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in the Company’s operations could have an adverse effect on its financial condition and results of operations. In addition, the Company’s operations are dependent upon its ability to protect the computer systems and network infrastructure utilized by the Company, including its mobile and internet banking activities, against damage from physical break-ins, cybersecurity breaches, acts of vandalism, computer viruses, theft of information, misplaced or lost data, programming and/or human errors, and other disruptive problems. The Company is further exposed to the risk that its third-party service providers may be unable to fulfill their contractual obligations with respect to managing the Company’s information and systems. Any cybersecurity breach or other disruptions, whether by the Company or its third-party vendors, would jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in significant liability to the Company, damage to its reputation and inhibit current and potential customers from its using internet banking services. The Company could incur substantial costs and suffer other negative consequences, including: remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers in an effort to maintain relationships after an attack; increased cybersecurity protection costs, such as organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; and damage to the Company's competitiveness, stock price, and long-term shareholder values.

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

A successful attack to the Company's system security or the system security of one of its critical third-party vendors could cause it serious negative consequences, including significant disruption of operations, misappropriation of confidential information, and/or damage to its computers or systems or those of its customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to the Company or to its customers, loss of confidence in its security measures, significant litigation exposure, and harm to its reputation, all of which could have a material adverse effect on the Company.

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques, including the use of artificial intelligence technologies. The Company faces risk of fraudulent activity in many forms, including online payment transfer fraud, debit card fraud, check fraud, mechanical devices attached to ATMs or ITMs, phishing attacks to obtain personal information, email-related frauds and the impersonation of Company executives or vendors, and impersonation of clients through the use of falsified or stolen credentials. The Company may suffer losses as a result of fraudulent activity committed against it, its customers, and other counterparties.

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

General Risk Factors

The Company Relies Heavily on Its Management Team, and the Unexpected Loss of Key Management May Adversely Affect Its Operations.

The Company's success to date has been strongly influenced by its ability to attract and to retain senior management personnel experienced in banking in the markets it serves. Competition for key personnel is intense. The Company's ability to retain executive officers and the current management teams will continue to be important to the successful implementation of its strategies. The Company has employment agreements with these key employees in the event of a change of control, as well as confidentiality, non-solicitation and non-competition agreements related to its stock awards. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company's business and financial results.

Severe Weather, Natural Disasters, Acts of War or Terrorism, Political Instability, and Other External Events Could Significantly Impact the Company's Business.

    Severe weather, natural disasters, health emergencies, acts of war or terrorism, political instability, and other adverse external events, especially those that directly affect the Company’s market areas, could have a significant impact on the Company’s ability to conduct business. These events could adversely affect the ability of borrowers to repay outstanding loans, decrease the value of collateral securing loans, cause significant property and infrastructure damage, and affect the stability of the Company’s deposit base. The Company may experience decreased revenue, increased charge-offs, and other expenses.

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

The Company employs a combination of patch management, network security, malicious code prevention, and user awareness and training to assist with preventing cybersecurity incidents. Users are made aware of policies and procedures regarding appropriate use of networks, systems, and applications. Additionally, employees are trained in handling sensitive data and made aware of specific requirements when handling client data. Review and assessment of network infrastructure is completed, periodically. The Company, in certain instances, may rely on vendors, third-party support, or other outsourcing opportunities. Before introducing a new product or service, the internal controls and competence of a vendor, maintenance and upkeep of a third-party provider’s systems, and financial condition of the third-party vendor are evaluated. Internal and external auditors and independent external partners are engaged and periodically review the Company's processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

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

Our board of directors has approved and delegated initial cybersecurity threat responses to the Incident Response Team. The Information Security Officer and Chief Information Officer are assigned as the Incident Response Team leaders and reports summaries of key issues, including significant cybersecurity and/or privacy incidents to Incident Response Team which includes the Chief Executive Officer. If appropriate, the Chief Executive Officer will communicate the actions taken to our board of directors. Further, given the ultimate oversight of the Company's information security programs, the Chief Legal Counsel will communicate any regulatory compliance matters related to information system, including cybersecurity, to the board of directors.

Item 2.Properties

City National owns the Company’s executive office, located at 25 Gatewater Road, Charleston, West Virginia. This facility has approximately 60,000 square feet and houses the Company's executive and administrative personnel.

As of December 31, 2024, City National owns eighty bank branch locations and leases seventeen bank branch locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations. City National also operates a loan production office leased in Cincinnati, Ohio.

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

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends declared per share and information regarding the closing market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At February 24, 2025, there were 2,438 shareholders of record.

The Company generally pays dividends on a quarterly basis. As noted in the section captioned "Dividends and Other Payments" included in Item 1. Business, the section captioned "Liquidity and Capital Resources" included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Seventeen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to the Company. At December 31, 2024, City National could pay $48.2 million in dividends to the Company without prior regulatory permission.

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2024, as well as the NASDAQ Composite Index and the KBW NASDAQ Bank Index.

Cumulative Total Returns
Assumes Initial Investment of $100
made on December 31, 2019
$350
$300
$250
$200
$150
$100
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
City Holding Company
NASDAQ Composite
KBW Nasdaq Bank

	2019	2020	2021	2022	2023	2024
City Holding Company	$100.00	$87.83	$106.52	$124.92	$152.34	$168.20
NASDAQ Composite Index	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
KBW Nasdaq Bank Index	$100.00	$89.69	$124.06	$97.52	$96.65	$132.60

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2024, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in May 2022. There were no common stock repurchases during the quarter ended December 31, 2024.

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

CITY HOLDING COMPANY

City Holding Company (the "Company"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 97 bank branches in West Virginia (58), Kentucky (22), Virginia (13) and southeastern Ohio (4). City National provides credit, deposit, and trust and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In the Company's key markets, the Company's primary subsidiary, City National, often ranks in the top three relative to deposit market share and the top two relative to branch share (Charleston/Huntington MSA, Beckley/Lewisburg counties, Staunton MSA and Winchester, VA/WV Eastern Panhandle counties). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking. See Note Twenty-Three for additional information on the Company's reportable business segment.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the December 31, 2024 estimate, the Company assumed an unemployment forecast range of 4.2% to 4.8%, compared to a range of 3.8% to 4.8% utilized in the December 31, 2023 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. Based on sensitivity of the portfolio, the change had no material impact on the reserve.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.2 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.5 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. There were no changes to any qualitative factors for the year ended December 31, 2024.

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

Acquisition and Preliminary Purchase Price Allocation

The calculation of the Company's acquisition and preliminary purchase price allocation is considered a critical accounting estimate as it involves a significant level of estimation and uncertainty, particularly in relation to the fair value and goodwill calculations. Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. As of December 31, 2024, over twelve months have occurred since the date of acquisition on March 10, 2023, and the measurement period is now complete.

FINANCIAL SUMMARY

    The Company’s financial performance over the previous three years is summarized in the following table:

	2024	2023	2022

Net income available to common shareholders (in thousands)	$117,101	$114,365	$102,071
Earnings per common share, basic	$7.91	$7.62	$6.81
Earnings per common share, diluted	$7.89	$7.61	$6.80
Cash dividends declared	$3.01	$2.73	$2.50
Book value per share	$49.69	$45.65	$39.08
Dividend payout ratio	38.1%	35.9%	36.8%
ROA*	1.85%	1.87%	1.71%
ROE*	16.4%	18.0%	16.5%
ROATCE*	21.2%	23.8%	20.3%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders’ investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders’ equity less intangible assets.

BALANCE SHEET ANALYSIS

    Select balance sheet fluctuations and ratios are summarized in the following table (in millions):

	December 31,
	2024	2023	$ Change	% Change

Cash and cash equivalents	$225.4	$156.3	$69.1	44.2%
Investment securities	1,451.1	1,369.1	82.0	6.0%
Gross loans	4,274.8	4,125.9	148.9	3.6%

Total deposits	5,144.2	4,934.3	209.9	4.3%
FHLB long-term advances	150.0	100.0	50.0	50.0%

Cash and cash equivalents increased $69.1 million (44.2%) from $156.3 million at December 31, 2023, to $225.4 million at December 31, 2024 primarily due to an increase in deposit balances, cash provided by operations, and an increase in FHLB long-term advances that were partially offset by an increase in gross loans and an increase in investment balances.

Investment securities increased $82.0 million (6.0%) from $1.37 billion at December 31, 2023, to $1.45 billion at December 31, 2024 due to purchases of investment securities.

Gross loans increased $148.9 million (3.6%) from December 31, 2023 to $4.27 billion at December 31, 2024. Commercial real estate loans increased $95.2 million (5.7%), residential real estate loans increased $35.5 million (2.0%), and home equity loans increased $32.0 million (19.1%) for the year ended December 31, 2024. These increases were partially offset by a decrease in consumer loans of $7.4 million (11.4%) and a decrease in commercial and industrial loans of $7.1 million (1.7%).

Total deposits increased $209.9 million (4.3%) from December 31, 2023 to $5.1 billion at December 31, 2024. Time deposit balances increased $208.1 million, interest-bearing demand deposit balances increased $44.2 million, and noninterest-bearing demand deposit balances increased $1.6 million. These increases were partially offset by a decrease in savings deposit balances of $44.1 million.

FHLB long-term advances increased $50.0 million from December 31, 2023 to December 31, 2024. During the year ended December 31, 2024, the Company borrowed an additional $50.0 million from the Federal Home Loan Bank.

TABLE ONE
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(In thousands)

	2024			2023			2022
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Loan portfolio(1):
Residential real estate(2),(3)	$1,978,804	$100,401	5.07%	$1,899,239	$88,083	4.64%	$1,755,772	$68,581	3.91%
Commercial, financial, and agriculture(3)	2,088,474	137,071	6.56	1,935,038	120,783	6.24	1,781,132	75,390	4.23
Installment loans to individuals(3),(4)	66,565	4,048	6.08	66,636	3,828	5.74	46,622	2,567	5.51
Total loans	4,133,843	241,520	5.84	3,900,913	212,694	5.45	3,583,526	146,538	4.09
Securities:
Taxable	1,295,289	54,132	4.18	1,273,674	48,335	3.79	1,288,252	34,445	2.67
Tax-exempt(5)	158,257	4,153	2.62	175,383	4,878	2.78	218,588	6,217	2.84
Total securities	1,453,546	58,285	4.01	1,449,057	53,213	3.67	1,506,840	40,662	2.70
Deposits in depository institutions	144,134	7,495	5.20	142,299	6,382	4.48	357,184	3,794	1.06
Total interest-earning assets	5,731,523	307,300	5.36	5,492,269	272,289	4.96	5,447,550	190,994	3.51
Cash and due from banks	104,575			74,443			88,581
Bank premises and equipment	71,298			72,582			72,590
Goodwill and intangible assets	161,318			153,937			116,469
Other assets	299,378			329,198			271,685
Less: allowance for credit losses	(22,804)			(22,089)			(17,687)
Total assets	$6,345,288			$6,100,340			$5,979,188

Liabilities
Interest-bearing demand deposits	$1,323,507	$15,335	1.16%	$1,291,234	$11,048	0.86%	$1,150,007	$1,234	0.11%
Savings deposits	1,231,698	8,917	0.72	1,332,527	7,979	0.60	1,414,727	1,544	0.11
Time deposits(3)	1,149,773	40,277	3.50	969,329	18,260	1.88	983,046	4,666	0.47
Short-term borrowings	337,368	15,500	4.59	290,440	12,027	4.14	284,611	2,211	0.78
FHLB long-term advances	146,721	6,163	4.20	66,849	2,709	4.05	—	—	—
Total interest-bearing liabilities	4,189,067	86,192	2.06	3,950,379	52,023	1.32	3,832,391	9,655	0.25
Noninterest-bearing demand deposits	1,336,625			1,389,295			1,429,415
Other liabilities	107,061			125,377			98,553
Total shareholders’ equity	712,535			635,289			618,829
Total liabilities and shareholders’ equity	$6,345,288			$6,100,340			$5,979,188
Net interest income		$221,108			$220,266			$181,339
Net yield on earning assets			3.86%			4.01%			3.33%

1.For purposes of this table, non-accruing loans have been included in average balances and the following net loan fees (in thousands) have been included in interest income:

	2024	2023	2022
Loan fees, net	$494	$1,366	$568

2.Includes the Company's residential real estate and home equity loan categories.

3.Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

	2024	2023	2022
Residential real estate	$202	$243	$298
Commercial, financial, and agriculture	3,301	2,276	642
Installment loans to individuals	21	41	45
Time deposits	110	535	83
Total	$3,634	$3,095	$1,068

4.Includes the Company’s consumer and DDA overdrafts loan categories.
5.Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

TABLE TWO
RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(In thousands)

	2024 vs. 2023 Increase (Decrease) Due to Change In:			2023 vs. 2022 Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$3,690	$8,628	$12,318	$5,604	$13,898	$19,502
Commercial, financial, and agriculture	9,577	6,711	16,288	6,514	38,879	45,393
Installment loans to individuals	(4)	224	220	1,102	159	1,261
Total loans	13,263	15,563	28,826	13,220	52,936	66,156
Securities:
Taxable	820	4,977	5,797	(390)	14,280	13,890
Tax-exempt(1)	(476)	(249)	(725)	(1,229)	(110)	(1,339)
Total securities	344	4,728	5,072	(1,619)	14,170	12,551
Deposits in depository institutions	82	1,031	1,113	(2,283)	4,871	2,588
Total interest-earning assets	$13,689	$21,322	$35,011	$9,318	$71,977	$81,295

Interest-bearing liabilities:
Interest-bearing demand deposits	$276	$4,011	$4,287	$152	$9,662	$9,814
Savings deposits	(604)	1,542	938	(90)	6,525	6,435
Time deposits	3,399	18,618	22,017	(65)	13,659	13,594
Short-term borrowings	1,943	1,530	3,473	45	9,771	9,816
FHLB long-term advances	3,237	217	3,454	2,709	—	2,709
Total interest-bearing liabilities	8,251	25,918	34,169	2,751	39,617	42,368
Net Interest Income	$5,438	$(4,596)	$842	$6,567	$32,360	$38,927

1.Fully federal taxable equivalent using a tax rate of approximately 21%.

NET INTEREST INCOME

2024	2023	2022

Total interest income	$306,429	$271,264	$189,688
Total interest expense	86,192	52,023	9,655
Net interest income	220,237	219,241	180,033

2024 vs. 2023

    The Company’s net interest income increased from $219.2 million for the year ended December 31, 2023 to $220.2 million for the year ended December 31, 2024. The Company’s tax equivalent net interest income increased $0.8 million, or 0.4%, from $220.3 million for the year ended December 31, 2023 to $221.1 million for the year ended December 31, 2024. Due to increases in loan yields (net of loan fees and accretion) of 40 basis points and an increase in average loan balances ($185.5 million), net interest income increased $15.2 million and $10.3 million, respectively. Additionally, an increase in the yield on investment securities of 34 basis points increased net interest income by $4.7 million and a 72 basis point increase on deposits in depository institutions increased net interest income by $1.0 million. The acquisition of Citizens Commerce Bancshares, Inc., and its subsidiary, Citizens Commerce Bank (“Citizens”) of Versailles, Kentucky, during the first quarter of 2023 added $2.8 million of net interest income during the year ended December 31, 2024.

These increases were partially offset by an increase in the cost of interest bearing liabilities (78 basis points) which decreased net interest income by $25.5 million and higher balances of interest bearing liabilities ($193.8 million) that lowered net interest income by $7.9 million. The Company’s reported net interest margin decreased from 4.01% for the year ended December 31, 2023 to 3.86% for the year ended December 31, 2024.

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

TABLE THREE
NON-GAAP FINANCIAL MEASURES
(dollars in thousands)

	2024	2023	2022

Net interest income ("GAAP")	$220,237	$219,241	$180,033
Taxable equivalent adjustment	871	1,025	1,306
Net interest income, fully taxable equivalent	$221,108	$220,266	$181,339

Equity to assets ("GAAP")	11.31%	10.98%	9.83%
Effect of goodwill and other intangibles, net	(2.25)	(2.41)	(1.81)
Tangible common equity to tangible assets	9.06%	8.57%	8.02%

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

2024 vs. 2023

    Selected income statement fluctuations and ratios are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2024	2023	$ Change	% Change
Net investment security losses	$(2.7)	$(4.5)	$1.8	40%
Non-interest income, excluding net investment securities (losses) gains	76.0	75.1	0.9	1%
Non-interest expense, excluding merger-related expenses	147.2	138.4	8.9	6%

    Non-interest income was $73.3 million for the year ended December 31, 2024, as compared to $70.6 million for the year ended December 31, 2023. In 2024, the Company reported $2.8 million of realized security losses and $0.2 million of unrealized security gains on the Company’s equity securities as compared to $4.9 million realized security losses and $0.4 million of unrealized security gains on the Company’s equity securities in 2023. The realized security losses during both 2024 and 2023, which lowered diluted earnings per share by $0.15 and $0.25, respectively, were executed to reposition a portion of our investment securities.

Exclusive of these realized and unrealized gains and losses, non-interest income increased $0.9 million, or 1.2%, from $75.1 million for 2023 to $76.0 million for 2024. This increase was largely attributable to an increase of $1.7 million, or 17.7%, in trust and investment management fee income and an increase of $1.5 million, or 5.3%, from service charges. Additionally, bankcard revenues increased $0.5 million, or 1.9%, from the year ended December 31, 2023. These increases were partially offset by a decrease of $2.0 million from bank owned life insurance (lower death benefits) and $0.8 million in other income.

Non-interest expenses increased $3.7 million, or 2.6%, from $143.5 million for 2023 to $147.2 million for 2024. This increase was primarily due to an increase in salaries and employee benefit expenses ($3.2 million due to salary adjustments (4.1%) and increased health insurance (5.0%)) and equipment and software related expense ($1.5 million). In addition, bankcard expense increased $1.1 million and advertising expenses increased $0.7 million. These expenses were partially offset by lower other expenses of $2.9 million that were primarily related to acquisition and integration expenses associated with the Citizens acquisition completed in 2023 ($5.2 million).

2023 vs. 2022

    Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2023	2022	$ Change	% Change
Net investment security losses	$(4.5)	$(1.6)	$(2.9)	(181)%
Non-interest income, excluding net investment securities (losses) gains	75.1	73.7	1.4	2%
Non-interest expense, less merger related expenses	138.4	124.0	14.4	12%

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

Non-interest expenses increased $19.2 million, or 15.5%, from $124.3 million for 2022 to $143.5 million for 2023. This increase was primarily due to an increase in other expenses ($9.8 million, due primarily to higher acquisition and integration expenses associated with the completed acquisition of Citizens ($5.2 million)) and salaries and employee benefit expenses ($6.6 million due to salary adjustments, Citizens personnel ($1.9 million), and increased health insurance). In addition, bankcard expense increased $1.4 million, FDIC expense increased $1.2 million and occupancy related expenses increased $0.6 million.

INCOME TAXES

    Selected information regarding the Company's income taxes is presented in the table below (dollars in millions):

	For the year ended December 31,
	2024	2023	2022

Income tax expense	$27.4	$28.7	$25.3

Effective tax rate	19.0%	20.1%	19.8%

    A reconciliation of the effective tax rate to the statutory rate is included in Note Twelve of the Notes to Consolidated Financial Statements.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company was in a net deferred tax asset position ($41.7 million) at December 31, 2024 and a net deferred tax asset position ($42.2 million) at December 31, 2023.

    The components of the Company’s net deferred tax assets are disclosed in Note Twelve of the Notes to Consolidated Financial Statements. Realization of the most significant net deferred tax assets is primarily dependent on future events taking place that will reverse the current deferred tax assets. The deferred tax asset associated with unrealized securities losses is the tax impact of the unrealized losses on the Company’s available-for-sale security portfolio.  The impact of the Company’s unrealized losses is noted in the Company’s Consolidated Statements of Changes in Shareholders’ Equity as an adjustment to Accumulated Other Comprehensive (Loss) Income.  This deferred tax asset would be realized if the unrealized securities losses on the Company's securities were realized from the sales of the related securities. The Company believes that it is more likely than not that each of the deferred tax assets will be realized and that no significant valuation allowances were necessary as of December 31, 2024 or 2023.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At December 31, 2024, City National could pay dividends up to $48.2 million without prior regulatory permission.

During 2024, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. Additional information concerning sources and uses of cash by the Parent Company is discussed in Note Nineteen of the Notes to Consolidated Financial Statements.

The Parent Company anticipates continuing the payment of dividends, which are expected to approximate $46.5 million on an annualized basis for 2025 based on common shareholders of record at December 31, 2024 at a dividend rate of $3.16 per share for 2025.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $1.8 million of additional cash over the next 12 months. As of December 31, 2024, the Parent Company reported a cash balance of $117.3 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next twelve months. Excluding the dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2025.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB"), the Federal Reserve Discount Window, and other financial institutions. City National had an additional $1.5 billion and $1.9 billion available from unused portions of lines of credit with the FHLB and Federal Reserve Discount Window at December 31, 2024 and 2023, respectively. No short-term or long-term funding has been utilized with certain other financial institutions the Company maintains business relationships as of December 31, 2024 or December 31, 2023. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

 The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. Historically, the Company has utilized derivative instruments, when appropriate, to assist this goal. During the year ending December 31, 2020, the Company entered into three $50 million swap agreements that hedged interest rate risk on certain pools of the Company’s investment securities. These agreements require the Company to pay rates ranging from 0.20% to 0.24%, while receiving the federal funds effective rate in return. Interest income and changes in market valuations from these swap agreements are recognized as investment income in the accompanying statements of income. These agreements mature in October ($50 million) and November ($100 million) of 2025. During the year ending December 31, 2023, the Company entered into a $100 million swap agreement that hedged interest rate risk on certain loans of the Company. This agreement requires the Company to pay 3.60%, while receiving SOFR in return. Interest income and changes in market valuations from this swap agreement are recognized as loan interest income in the accompanying statements of income. This agreement matures in March 2026

With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. As illustrated in the Consolidated Statements of Cash Flows, the Company generated $131.9 million of cash from operating activities during 2024, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.

The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.45 billion at December 31, 2024, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $476 million.

The Company’s net loan to asset ratio is 65.8% as of December 31, 2024 and deposit balances fund 79.6% of total assets as compared to 72.2% for its peers (Bank Holding Company Peer Group, as of the most recent data available as of September 30, 2024, which includes commercial banks with assets ranging from $3 billion to $10 billion). Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 60.3% of the Company’s total assets and the Company uses time deposits over $250,000 to fund 6.8% of total assets compared to its peers, which fund 10.6% of total assets with such deposits.

As the following table reflects, approximately 15% (estimated) of the Company's deposits were uninsured (either with balances above $250,000 or not collateralized by investment securities) as of December 31, 2024.

Estimated Uninsured Deposits by Deposit Type

	December 31, 2024	December 31, 2023
Noninterest-Bearing Demand Deposits	17%	16%

Interest-Bearing Deposits
Demand Deposits	15%	7%
Savings Deposits	12%	11%
Time Deposits	16%	13%
Total Deposits	15%	12%

Capital Resources

During year ended December 31, 2024, Shareholders’ Equity increased $54 million, or 7.9%, from $677 million at December 31, 2023 to $731 million at December 31, 2024.  This increase was primarily due to net income of $117 million that was partially offset by cash dividends declared of $45 million, common share repurchases of $18 million, and other comprehensive losses of $5 million.

During the year ended December 31, 2024, the Company repurchased approximately 179,000 common shares at a weighted average price of $100.24 per share as part of a one million share repurchase plan authorized by the Board of Directors in January 2024. At December 31, 2024, the Company could repurchase an additional approximately 821,000 shares under the current plan.

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

    The Company’s minimum required capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2024	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$688,707	16.5%	$291,989	7.0%	$271,133	6.5%
City National Bank	563,301	13.6%	291,068	7.0%	270,277	6.5%
Tier 1 Capital
City Holding Company	688,707	16.5%	354,558	8.5%	333,702	8.0%
City National Bank	563,301	13.6%	353,439	8.5%	332,649	8.0%
Total Capital
City Holding Company	709,820	17.0%	437,983	10.5%	417,127	10.0%
City National Bank	584,415	14.1%	436,602	10.5%	415,811	10.0%
Tier 1 Leverage Ratio
City Holding Company	688,707	10.6%	259,325	4.0%	324,156	5.0%
City National Bank	563,301	8.7%	258,477	4.0%	323,096	5.0%

December 31, 2023	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$627,579	15.7%	$279,768	7.0%	$259,875	6.5%
City National Bank	549,031	13.8%	278,692	7.0%	258,785	6.5%
Tier 1 Capital
City Holding Company	627,579	15.7%	339,718	8.5%	319,735	8.0%
City National Bank	549,031	13.8%	338,412	8.5%	318,505	8.0%
Total Capital
City Holding Company	648,646	16.2%	419,652	10.5%	399,669	10.0%
City National Bank	570,099	14.3%	418,038	10.5%	398,131	10.0%
Tier 1 Leverage Ratio
City Holding Company	627,579	10.2%	245,468	4.0%	306,835	5.0%
City National Bank	549,031	8.9%	245,587	4.0%	306,984	5.0%

As of December 31, 2024, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized."  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the OCC and the FDIC.  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of December 31, 2024, management believes that City Holding and City National meet all capital adequacy requirements.

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

TABLE FOUR
CONTRACTUAL OBLIGATIONS

    The composition of the Company's contractual obligations as of December 31, 2024 is presented in the following table (in thousands):

	Contractual Maturity in
	Less than One Year	Greater than One Year	Total

Noninterest-bearing demand deposits	$1,344,449	$—	$1,344,449
Interest-bearing demand deposits(1)	1,335,361	—	1,335,361
Savings deposits(1)	1,215,744	—	1,215,744
Time deposits(1)	1,168,807	99,056	1,267,863
Short-term borrowings(1)	339,372	—	339,372
FHLB long-term advances(1)	6,206	164,092	170,298
Low income housing tax credits ("LIHTCs") funding commitments	9,333	6,940	16,273
Supplemental employee retirement plans	526	5,262	5,788
Deferred compensation plans	172	3,797	3,969
Real estate leases	1,059	7,804	8,863
Total Contractual Obligations	$5,421,029	$286,951	$5,707,980

(1)Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2024. The contractual amounts to be paid on variable-rate obligations are affected by market interest rates that could materially affect the contractual amounts to be paid.

The Company’s liability for uncertain tax positions at December 31, 2024 was $1.3 million pursuant to ASC Topic 740.  This liability represents an estimate of tax positions that the Company has taken in its tax returns that may ultimately not be sustained upon examination by tax authorities.  As the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable reliability, this estimated liability has been excluded from the contractual obligations table.

As disclosed in Note Fifteen of the Notes to Consolidated Financial Statements, the Company has entered into agreements with its customers to extend credit or to provide conditional commitments to provide payment on drafts presented in accordance with the terms of the underlying credit documents (including standby and commercial letters of credit). The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. As a result of the Company’s off-balance sheet arrangements for 2024 and 2023, no material revenue, expenses, or cash flows were recognized.  In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

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

The Company's municipal bond portfolio of $184 million as of December 31, 2024 has an average tax equivalent yield of 2.58% with an average maturity of 11.2 years. The average dollar amount invested in each security is $1.3 million. The portfolio has 92% rated "A" or better and the remaining portfolio is unrated, as the issuances represented small issuances of revenue bonds. Additional credit support has been purchased by the issuer for 25% of the portfolio, while 75% has no additional credit support. Management aggregates by issuer, and re-underwrites all securities greater than $1 million in the portfolio on an annual basis, using the same guidelines that are used to underwrite its commercial loans. Revenue bonds were 58% of the portfolio, while the remaining 42% were general obligation bonds. Geographically, the portfolio supports the

Company's footprint, with 17% of the portfolio being from municipalities throughout West Virginia, and the remainder from communities in Texas, Washington, Ohio and various other states.

The weighted average market yield of the Company's investment portfolio is presented in the following table (dollars in thousands):

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Obligations of states and political subdivisions	$5,470	3.04%	$27,241	3.40%	$35,300	3.68%	$115,740	1.85%
Mortgage-backed securities:
U.S. government agencies	1	6.35	105,135	2.90	255,610	3.09	841,335	3.50
Private label	—	—	—	—	74	—	4,859	3.88
Trust preferred securities	—	—	—	—	—	—	4,746	6.46
Corporate securities	9,939	4.88	13,176	2.73	2,680	5.97	—	—
Total Debt Securities available-for-sale	$15,410	4.23%	$145,552	2.98%	$293,664	3.19%	$966,680	3.32%

Weighted-average yields on tax-exempt obligations of states and political subdivisions have been computed on a taxable-equivalent basis using the federal statutory tax rate of 21%.  Average yields on investments available-for-sale are computed based on amortized cost. Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

TABLE FIVE
LOAN PORTFOLIO

    Loans increased $148.9 million (3.6%) from December 31, 2023 to $4.27 billion at December 31, 2024. The composition of the Company’s loan portfolio as of the dates indicated follows (in thousands):

	2024	2023

Commercial and industrial	$419,838	$426,951

1-4 Family	197,258	206,237
Hotels	389,660	357,142
Multi-family	240,943	189,165
Non Residential Non-Owner Occupied	707,265	680,590
Non Residential Owner Occupied	233,497	240,328
Commercial real estate	1,768,623	1,673,462

Residential real estate	1,823,610	1,788,149
Home equity	199,192	167,201
Consumer	57,816	65,246
DDA overdrafts	5,697	4,914
Total loans	$4,274,776	$4,125,923

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. C&I loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans decreased $7.1 million from December 31, 2023 to December 31, 2024.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans, but have different collateral risk. Commercial real estate loans increased $95.2 million to $1.77 billion at December 31, 2024.  At December 31, 2024, $24.7 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $197.3 million as of December 31, 2024. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦The Hotel portfolio is comprised of all lodging establishments and totaled $389.7 million as of December 31, 2024. Risk characteristics relate to the demand for both business and personal travel.
◦Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $240.9 million as of December 31, 2024. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $707.3 million while nonresidential owner-occupied commercial real estate totaled $233.5 million as of December 31, 2024. Risk characteristics relate to levels of consumer spending and overall economic conditions.

The Company categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor the portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2024, City National was within its internally designated concentration limits. As of December 31, 2024, City National's loans to borrowers within the Lessors of Nonresidential Buildings (14%) and Lessors of Residential Buildings and Dwellings (11%) categories exceeded 10% of total loans. No other NAICS industry classification exceeded 10% of total loans as of December 31, 2024. Management also monitors non-owner occupied commercial real estate as a percent of risk based capital (based upon regulatory guidance). At December 31, 2024, the Company had $1.5 billion of commercial loans classified as non-owner occupied and was within its designated concentration threshold.

Residential real estate loans increased $35.5 million from December 31, 2023 to $1.82 billion at December 31, 2024. Residential real estate loans include loans for the purchase or refinance of consumers' residence and first-priority home equity loans that allow consumers to borrow against the equity in their home.  These loans primarily consist of single family five- and seven-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans. Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. Additionally, the Company periodically purchases residential mortgage loans. The credit and collateral documents for each potential purchased loan are reviewed to ensure the credit metrics are acceptable to management. At December 31, 2024, $7.5 million of the residential real estate loans were for properties under construction.

Home equity loans increased $32.0 million from December 31, 2023 to $199 million at December 31, 2024. City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on a residential property.  Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien.  These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments.  Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans.  The amount of credit extended is directly related to the value of the real estate securing the loan at the time the loan is made.

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property, or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring such factors as portfolio size and growth, internal lending policies and pertinent economic conditions. City National's underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $7.4 million from 2023 to $58 million at December 31, 2024.

    The following table shows the scheduled maturity of loans outstanding as of December 31, 2024 (in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

Commercial and industrial	$105,112	$251,336	$51,138	$12,252	$419,838

1-4 Family	21,128	23,353	68,707	84,070	197,258
Hotels	50,621	166,427	135,243	37,369	389,660
Multi-family	5,085	117,799	86,201	31,858	240,943
Non Residential Non-Owner Occupied	31,193	222,526	347,713	105,833	707,265
Non Residential Owner Occupied	16,830	33,721	97,831	85,115	233,497
Commercial real estate	124,857	563,826	735,695	344,245	1,768,623

Residential real estate	1,339	15,235	178,853	1,628,183	1,823,610
Home equity	1,200	6,560	44,498	146,934	199,192
Consumer and DDA Overdrafts	4,382	36,204	17,188	5,739	63,513
Total loans	$236,890	$873,161	$1,027,372	$2,137,353	$4,274,776
The maturity table above is based on actual loan maturity dates and does not consider prepayments or any other assumptions.

Loans maturing after one year with interest rates that are:	Fixed until Maturity	Variable or adjustable	Total

Commercial and industrial	$161,701	$153,025	$314,726

1-4 Family	21,351	154,779	176,130
Hotels	87,537	251,502	339,039
Multi-family	67,420	168,438	235,858
Non Residential Non-Owner Occupied	73,468	602,604	676,072
Non Residential Owner Occupied	31,446	185,221	216,667
Commercial real estate	281,222	1,362,544	1,643,766

Residential real estate	259,763	1,562,508	1,822,271
Home equity	32,277	165,715	197,992
Consumer and DDA Overdrafts	51,095	8,036	59,131
Total loans	$786,058	$3,251,828	$4,037,886
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

As a result of the Company’s analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a provision for credit losses of $1.8 million for the year ended December 31, 2024 and $3.2 million for the year ended December 31, 2023.

During the year ended December 31, 2024, the Company recognized a $2.0 million charge-off related to a commercial loan for a movie theater that had been originated in September 2014. The loan had paid according to terms, but cash flows began deteriorating during the COVID-19 crisis which began in 2020. Due to further operating weaknesses during 2024, the loan was transferred to non-accrual status and after the $2.0 million charge-off, the loan has an outstanding balance of approximately $6.7 million at December 31, 2024. The Company has only one other loan to a movie theater and the outstanding balance of that performing loan is under $5.0 million.

The provision for credit losses recognized during 2024 related primarily to the aforementioned movie theater ($2.0 million), loan growth during the year ending December 31, 2024, and an increase in the loss rate for residential real estate loans. These increases were partially offset by $1.7 million of reversals of reserves due primarily to payoffs on purchase credit deteriorated loans during the year ending December 31, 2024. Additionally, the provision for credit losses for the year ended December 31, 2023 included $2.0 million of credit loss expense associated with loans acquired from Citizens.

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of December 31, 2024 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

TABLE SIX
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

    The allocation of the allowance for credit losses by portfolio segment and the percent of loans in each category to total loans is shown in the table below (dollars in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	2024		2023
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$4,541	10%	$4,474	10%

1-4 Family	1,366	5	1,402	5
Hotels	2,355	9	2,211	9
Multi-family	1,390	6	1,002	5
Non Residential Non-Owner Occupied	3,001	16	4,077	16
Non Residential Owner Occupied	1,725	5	2,453	6
Commercial real estate	9,837	41	11,145	41

Residential real estate	5,798	43	5,398	43
Home equity	643	5	490	4
Consumer	314	1	269	2
DDA overdrafts	789	—	969	—
Allowance for Credit Losses	$21,922	100%	$22,745	100%

The ACL decreased from $22.7 million at December 31, 2023 to $21.9 million at December 31, 2024. The allowance attributed to the commercial real estate loan portfolio decreased $1.3 million from $11.1 million at December 31, 2023 to $9.8 million at December 31, 2024. This decrease was due to a reduction in reserves for purchase credit deteriorated loans that was partially offset by loan growth and the aforementioned movie theater charge off during the year ended December 31, 2024.

The following table shows asset quality ratios as of December 31, 2024 and 2023:

	2024	2023

Net charge offs to average loans	0.06%	0.01%
Provision for credit losses to average loans	0.04	0.08
Allowance for credit losses to non-performing loans	154.26	290.56
Allowance for credit losses to total loans	0.51	0.55
Non-performing assets as a percentage of total loans and OREO	0.35	0.21

GOODWILL

The Company evaluates the recoverability of goodwill and indefinite lived intangible assets annually as of November 30th, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the Company's business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. As described in Note Twenty-Three of the Notes to Consolidated Financial Statements, the Company conducts its business activities through one reportable business segment – community banking. Fair values are estimated by reviewing the Company’s stock price as it compares to book value and the Company’s reported earnings.  In addition, the impact of future earnings and activities is considered in the Company’s analysis.  The Company had approximately $150 million of goodwill at December 31, 2024 and December 31, 2023. No impairment was required to be recognized in 2024 or 2023, as the estimated fair value of the Company has continued to exceed its book value.

CERTIFICATES OF DEPOSIT

The Company has time certificates of deposit that meet or exceed the FDIC insurance limit of $250,000 totaling an estimated $441.9 million at December 31, 2024. Scheduled maturities of uninsured time certificates of deposit are estimated at December 31, 2024 and are summarized in the table below (in thousands).

TABLE SEVEN
MATURITY DISTRIBUTION OF UNINSURED CERTIFICATES OF DEPOSIT

Amounts

Three months or less	$50,418
Over three months through six months	68,370
Over six months through twelve months	49,746
Over twelve months	11,605
Total	$180,139

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

            At December 31, 2024, approximately 23% of total assets, or $1.5 billion, consisted of financial instruments recorded at fair value. Most of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. At December 31, 2024, approximately $51 million of derivative liabilities were recorded at fair value using methodologies involving observable market data. The Company does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on the Company’s results of operations, liquidity, or capital resources. See Note Eighteen of the Notes to Consolidated Financial Statements for additional information regarding ASC Topic 820 and its impact on the Company’s financial statements.

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

The Company’s policy objective is to avoid negative fluctuations in net income more than 15% within a 12-month period, assuming an immediate parallel increase or decrease of 100 to 300 basis points. The Company measures the long-term risk associated with sustained increases and decreases in rates through analysis of the impact to changes in rates on the economic value of equity.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
December 31, 2024
+300	7.50	3.2%
+200	6.50	5.9
+100	5.50	7.0
-100	3.50	-2.9
-200	2.50	-7.8
-300	1.50	-13.2

December 31, 2023
+300	8.50%	-4.5%
+200	7.50	-2.4
+100	6.50	-1.6
-100	4.50	-7.2
-200	3.50	-8.3
-300	2.50	-13.9

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during 2025 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, management believes that, as of December 31, 2024, the Company's system of internal control over financial reporting is effective based on those criteria.  Crowe LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page 54.

February 26, 2025

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of City Holding Company and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses – Qualitative Factors

As more fully described in Notes One and Six of the consolidated financial statements, the Company’s allowance for credit losses represents management’s best estimate of expected losses in the loan portfolio. Estimates of expected credit losses for loans are based on reasonable and supportable forecasts of future economic conditions, historical loss experience and qualitative factors.

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
Washington, D.C.
February 26, 2025

FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$117,580	$123,033
Interest-bearing deposits in depository institutions	107,809	33,243
Cash and Cash Equivalents	225,389	156,276

Investment securities available for sale, at fair value (amortized cost $1,570,449 and $1,479,545, net of allowance for credit losses of $0 at December 31, 2024 and December 31, 2023, respectively)	1,421,306	1,338,137
Other securities	29,803	30,966
Total Investment Securities	1,451,109	1,369,103

Gross loans	4,274,776	4,125,923
Allowance for credit losses	(21,922)	(22,745)
Net Loans	4,252,854	4,103,178

Bank owned life insurance	120,887	118,122
Premises and equipment, net	70,539	72,146
Accrued interest receivable	20,650	20,290
Deferred tax assets, net	41,704	42,216
Goodwill and other intangible assets, net	160,044	162,568
Other assets	116,283	124,153
Total Assets	$6,459,459	$6,168,052

Liabilities
Deposits:
Noninterest-bearing	$1,344,449	$1,342,804
Interest-bearing:
Demand deposits	1,335,220	1,291,011
Savings deposits	1,215,358	1,259,457
Time deposits	1,249,123	1,040,990
Total Deposits	5,144,150	4,934,262

Short-term borrowings:
FHLB short-term advances	—	25,000
Securities sold under agreements to repurchase	325,655	309,856
FHLB long-term advances	150,000	100,000
Other liabilities	108,990	121,868
Total Liabilities	5,728,795	5,490,986

Commitments and contingencies - see Note Fifteen

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; 0 issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at December 31, 2024 and 2023, less 4,342,108 and 4,215,731 shares in treasury, respectively	47,619	47,619
Capital surplus	176,506	177,424
Retained earnings	852,757	780,299
Treasury stock	(230,499)	(217,737)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(114,277)	(107,958)
Underfunded pension liability	(1,442)	(2,581)
Total Accumulated Other Comprehensive (Loss) Income	(115,719)	(110,539)
Total Shareholders’ Equity	730,664	677,066
Total Liabilities and Shareholders’ Equity	$6,459,459	$6,168,052

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2024	2023	2022
Interest Income
Interest and fees on loans	$241,521	$212,693	$146,538
Interest on investment securities:
Taxable	54,132	48,335	34,445
Tax-exempt	3,281	3,854	4,911
Interest on deposits in depository institutions	7,495	6,382	3,794
Total Interest Income	306,429	271,264	189,688

Interest Expense
Interest on deposits	64,529	37,287	7,444
Interest on short-term borrowings	15,500	12,027	2,211
Interest on FHLB long-term advances	6,163	2,709	—
Total Interest Expense	86,192	52,023	9,655
Net Interest Income	220,237	219,241	180,033
Provision for credit losses	1,820	3,243	474
Net Interest Income After Provision for Credit Losses	218,417	215,998	179,559

Non-Interest Income
Net (losses) gains on sale of investment securities	(2,825)	(4,908)	4
Unrealized gains (losses) recognized on equity securities still held	175	432	(1,585)
Service charges	29,225	27,751	28,335
Bankcard revenue	28,500	27,960	27,349
Trust and investment management fee income	11,255	9,563	8,798
Bank owned life insurance	3,992	6,037	5,559
Other income	3,012	3,794	3,617
Total Non-Interest Income	73,334	70,629	72,077

Non-Interest Expense
Salaries and employee benefits	76,363	73,163	66,536
Occupancy related expenses	9,615	9,831	9,246
Equipment and software related expenses	13,173	11,629	11,791
FDIC insurance expense	2,892	2,922	1,673
Advertising	3,821	3,112	3,405
Bankcard expenses	8,509	7,447	6,032
Postage, delivery, and statement mailings	2,730	2,526	2,362
Office supplies	1,809	1,945	1,744
Legal and professional fees	2,162	2,035	2,194
Telecommunications	2,312	2,411	2,616
Repossessed asset losses, net of expenses	246	28	59
Other tax-related matters	7,677	6,190	4,859
Merger related costs	—	5,150	268
Other expenses	15,926	15,132	11,517
Total Non-Interest Expense	147,235	143,521	124,302

CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2024	2023	2022
Income Before Income Taxes	$144,516	$143,106	$127,334
Income tax expense	27,415	28,741	25,263
Net Income Available to Common Shareholders	$117,101	$114,365	$102,071

Basic earnings per common share	$7.91	$7.62	$6.81
Diluted earnings per common share	$7.89	$7.61	$6.80

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2024	2023	2022

Net income available to common shareholders	$117,101	$114,365	$102,071

Available-for-Sale Securities
Unrealized (loss) gain on available-for-sale securities arising during period	(11,092)	21,442	(192,359)
Reclassification adjustment for net losses (gains)	2,825	4,908	(4)
Other comprehensive (loss) income related to available-for-sale securities	(8,267)	26,350	(192,363)

Defined Benefit Pension Plan
Net gain (loss) arising during period	1,128	777	(697)
Reclassification adjustment for amortization of actuarial net gains in net periodic pension cost	372	344	780
Change in underfunded pension liability	1,500	1,121	83

Other comprehensive (loss) income before income taxes	(6,767)	27,471	(192,280)
Tax effect	1,587	(6,522)	46,532
Other comprehensive (loss) income, net of tax	(5,180)	20,949	(145,748)

Comprehensive income (loss), net of tax	$111,921	$135,314	$(43,677)

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
(dollars and shares in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balances at December 31, 2021	$47,619	$170,942	$641,826	$(193,542)	$14,260	$681,105
Net income	—	—	102,071	—	—	102,071
Other comprehensive loss, net of tax	—	—	—	—	(145,748)	(145,748)
Cash dividends declared ($2.50 per share)	—	—	(37,201)	—	—	(37,201)
Stock-based compensation expense, net	—	3,276	—	—	—	3,276
Restricted awards granted	—	(2,821)	—	2,821	—	—
Exercise of 15 stock options	—	(417)	—	1,215	—	798
Purchase of 325 treasury shares	—	—	—	(26,449)	—	(26,449)
Balances at December 31, 2022	$47,619	$170,980	$706,696	$(215,955)	$(131,488)	$577,852

Balances at December 31, 2022	$47,619	$170,980	$706,696	$(215,955)	$(131,488)	$577,852
Adoption of ASU No. 2022-2	—	—	175	—	—	175
Balances at January 1, 2023	47,619	170,980	706,871	(215,955)	(131,488)	578,027
Net income	—	—	114,365	—	—	114,365
Other comprehensive income, net of tax	—	—	—	—	20,949	20,949
Cash dividends declared ($2.73 per share)	—	—	(40,937)	—	—	(40,937)
Stock-based compensation expense, net	—	3,213	—	—	—	3,213
Restricted awards granted	—	(3,848)	—	3,848	—	—
Purchase of 667 treasury shares	—	—	—	(60,134)	—	(60,134)
Acquisition of Citizens Commerce Bancshares, Inc. (667 shares)	—	7,079	—	54,504	—	61,583
Balances at December 31, 2023	$47,619	$177,424	$780,299	$(217,737)	$(110,539)	$677,066

Balances at December 31, 2023	$47,619	$177,424	$780,299	$(217,737)	$(110,539)	$677,066
Net income	—	—	117,101	—	—	117,101
Other comprehensive loss, net of tax	—	—	—	—	(5,180)	(5,180)
Cash dividends declared ($3.01 per share)	—	—	(44,643)	—	—	(44,643)
Stock-based compensation expense, net	—	3,522	—	—	—	3,522
Restricted awards granted	—	(4,030)	—	4,030	—	—
Exercise of 11 stock options	—	(410)	—	1,104	—	694
Purchase of 179 treasury shares	—	—	—	(17,896)	—	(17,896)
Balances at December 31, 2024	$47,619	$176,506	$852,757	$(230,499)	$(115,719)	$730,664

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2024	2023	2022

Net income available to common shareholders	$117,101	$114,365	$102,071
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and (accretion), net	8,984	6,165	10,451
Provision for credit losses	1,820	3,243	474
Depreciation of premises and equipment	4,215	4,556	5,325
Deferred income tax expense (benefit)	381	(2,764)	1,469
Net periodic employee benefit cost	62	52	256
Unrealized and realized securities losses	2,650	4,476	1,581
Stock-based compensation expense	3,522	3,213	3,276
Excess tax benefit from stock-compensation expense	387	228	(292)
Increase in value of bank-owned life insurance	(3,992)	(6,037)	(5,559)
Loans held for sale:
Loans originated for sale	(10,107)	(11,159)	(31,150)
Proceeds from the sale of loans originated for sale	10,221	11,306	31,475
Gain on sale of loans	(114)	(147)	(325)
Change in accrued interest receivable	(360)	(1,136)	(2,660)
Change in other assets	5,036	14,422	(20,643)
Change in other liabilities	(7,910)	(3,203)	20,068
Net Cash Provided by Operating Activities	131,896	137,580	115,817

Net increase in loans	(147,840)	(223,785)	(102,991)
Securities available-for-sale
Purchases	(294,934)	(93,681)	(519,262)
Proceeds from sales	33,394	205,627	—
Proceeds from maturities and calls	169,200	119,090	210,912
Other securities
Purchases	(268)	(8,029)	(302)
Proceeds from sales	1,599	536	449
Proceeds from maturities and calls	—	780	—
Purchases of premises and equipment	(2,706)	(2,962)	(2,141)
Proceeds from the disposals of premises and equipment	98	283	190
Proceeds from bank-owned life insurance policies	1,541	10,856	6,045
Payments for low income housing tax credits	(12,344)	(8,051)	(3,352)
Acquisition of Citizens Commerce Bancshares, Inc.	—	14,016	—
Net Cash (Used in) Provided by Investing Activities	(252,260)	14,680	(410,452)

Net increase (decrease) in noninterest-bearing deposits	1,645	(68,906)	(21,710)
Net increase (decrease) in interest-bearing deposits	208,353	(165,414)	(33,677)
Net (decrease) increase in short-term borrowings	(9,201)	37,392	(21,494)
Proceeds from long-term debt	50,000	100,000	—
Purchases of treasury stock	(17,896)	(60,134)	(26,449)
Proceeds from exercise of stock options	694	—	798
Other financing activities	(636)	1,071	(762)
Dividends paid	(43,482)	(39,993)	(36,702)
Net Cash Provided by (Used in) Financing Activities	189,477	(195,984)	(139,996)
Increase (Decrease) in Cash and Cash Equivalents	69,113	(43,724)	(434,631)
Cash and cash equivalents at beginning of period	156,276	200,000	634,631
Cash and Cash Equivalents at End of Period	$225,389	$156,276	$200,000

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2024	2023	2022

Supplemental Cash Flow Information:
Interest paid	$83,804	$49,134	$9,467
Income taxes paid	28,040	32,813	22,434
Acquisition
Identifiable assets acquired (net of purchase consideration)	$—	$320,099	$—
Liabilities assumed	—	307,617	—
Goodwill	—	40,821	—
Core deposit intangible	—	8,278	—

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

    The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity in conformity with U. S. generally accepted accounting principles. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company also invests in certain limited partnerships that operate qualified low-income housing tax credit developments and solar tax credit projects. These investments are considered variable interest entities for which the Company is not the primary beneficiary.  Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

       Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on total shareholders’ equity or net income for any period.

      Description of Principal Markets and Services: The Company is a registered financial holding company under the Bank Holding Company Act headquartered in Charleston, West Virginia, and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 97 banking offices in West Virginia, Kentucky, Virginia and southeastern Ohio. City National provides credit, deposit, and trust and investment management services to its customers. In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems and Internet technology.

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

Changes in the allowance for credit losses are recorded as a provision for (or recovery of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

       Loans: Loans are reported at the principal amount outstanding, net of unearned income.  Portfolio loans include those for which management has the intent and the Company has the ability to hold for the foreseeable future, or until maturity or payoff.  The foreseeable future is based upon management’s judgment of current business strategies and market conditions, the type of loan, asset/liability management, and liquidity.

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

    Generally for all loan classes, payments during the period the loan is non-performing are recorded on a cash basis. Payments received on non-performing loans are typically applied directly against the outstanding principal balance until the loan is fully repaid. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

    Generally, all loan types are considered past due when the contractual terms of a loan are not met and the borrower is 30 days or more past due on a payment.  Furthermore, all loans are generally subject to charge-off when the loan becomes

120 days past due, depending on the estimated fair value of the collateral less cost to dispose versus the outstanding loan balance.

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

    Other Real Estate Owned:  Other real estate owned ("OREO") is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations.  OREO acquired in settlement of indebtedness is included in Other Assets at fair value less estimated selling costs.  Changes to the value subsequent to transfer are recorded in non-interest expense, along with direct operating expenses.  Gains or losses not previously recognized from sales of OREO are recognized in non-interest expense on the date of the sale. Physical possession of property collateralizing a loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. As of December 31, 2024 and 2023, the amount of OREO included in Other Assets was $0.8 million and $0.7 million, respectively.

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

    Derivative Financial Instruments: Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. The Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations. The Company also utilizes fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities and loans. The gains or losses on these hedges are recognized in current earnings as fair value change. Realized gains (losses) from derivative assets and liabilities are classified as operating activities in the Consolidated Statements of Cash Flows.

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

    The Company invests in certain limited partnerships that operate qualified low-income housing tax credit developments.  The tax credits are reflected in the Consolidated Statements of Income as a reduction in income tax expense.  The unamortized amount of the investments is recorded within Other Assets within the Consolidated Balance Sheets.  The Company’s investments in affordable housing limited partnerships were $43.8 million and $44.6 million at December 31, 2024 and 2023, respectively. The unfunded commitments associated with these investments were $19.1 million and $27.9 million at December 31, 2024 and 2023, respectively, and were recorded within Other Liabilities within the Consolidated Balance Sheets.

    Advertising Costs: Advertising costs are expensed as incurred.

    Stock-Based Compensation: Compensation expense related to restricted stock awards issued to employees is based upon the fair value of the award at the date of grant. The fair value of restricted stock awards is based upon the stock price at the date of grant.  Compensation expense is recognized on a straight line basis over the respective period for stock awards. Forfeitures are recognized as they occur, rather than estimated over the life of the award.

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendment requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. This ASU became effective for the Company on December 31, 2024. The Company has one reportable segment and as such, adoption of ASU No. 2023-07 did not have a material impact on the Company's financial statements. See Note Twenty-Three for additional information.

Pending Adoption

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendment requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The adoption of ASU No. 2023-09 is not expected to have a material impact on the Company's financial statements, but will impact our income tax disclosures

In March 2024, the FASB issued ASU No. 2024-01, "Stock Compensation (Topic 718): Scope Application of Profits Interest Awards". The amendment clarifies how an entity determines whether a profits interest or similar award is within the scope of ASC 718 or not a share-based payment arrangement and therefore within the scope of other guidance. This ASU will become effective for the Company on March 31, 2025. The adoption of ASU No. 2024-01 is not expected to have a material impact on the Company's financial statements.

In March 2024, the FASB issued ASU No. 2024-02, "Codification Improvements: Amendments to Remove References to the Concepts Statements". The amendment removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification (Codification or GAAP). This ASU will become effective for the Company on March 31, 2025. The adoption of ASU No. 2024-02 is not expected to have a material impact on the Company's financial statements

In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Topic 230): Disaggregation of Income Statement Expenses". The amendment requires disclosure of disaggregated information about specific expense categories underlying certain income statement expense line items. This ASU will become effective for the Company on December 31, 2027. The adoption of ASU No. 2024-03 is not expected to have a material impact on the Company's financial statements.

NOTE THREE -     ACQUISITION AND PURCHASE PRICE ALLOCATION

On March 10, 2023, the Company acquired 100% of the outstanding common shares of Citizens, and its principal banking subsidiary, Citizens Commerce Bank of Versailles, Kentucky, in order to strengthen the Company's market presence in the Lexington, Kentucky area. The acquisition of Citizens was structured as a stock transaction in which the Company issued approximately 0.7 million shares, valued at approximately $61.6 million.

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

Goodwill

Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. As of December 31, 2024, over twelve months have occurred since the date of acquisition on March 10, 2023, and the measurement period is now complete. The following table summarizes adjustments to goodwill subsequent to December 31, 2023 (in thousands):

Goodwill
Balance at December 31, 2023	$149,902
Adjustment to goodwill acquired in conjunction with the acquisition of Citizens	(140)
Balance at December 31, 2024	$149,762

NOTE FOUR – INVESTMENTS

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	December 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$199,131	$139	$15,519	$183,751	$228,456	$371	$16,089	$212,738
Mortgage-backed securities:
U.S. government agencies	1,334,755	1,993	134,667	1,202,081	1,211,484	2,362	125,753	1,088,093
Private label	5,096	—	163	4,933	6,997	—	293	6,704
Trust preferred securities	4,605	141	—	4,746	4,599	—	321	4,278
Corporate securities	26,862	144	1,211	25,795	28,009	137	1,822	26,324
Total Securities
Available-for-Sale	$1,570,449	$2,417	$151,560	$1,421,306	$1,479,545	$2,870	$144,278	$1,338,137

The Company's other investment securities include marketable equity and non-marketable equity securities held for investment. At December 31, 2024 and 2023, the Company held $6.2 million and $7.5 million, respectively, in marketable equity securities, respectively. Changes in the fair value of the marketable equity securities are recorded in "unrealized gain (losses) recognized on equity securities still held" in the Consolidated Statements of Income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At December 31, 2024 and 2023, the Company held $23.6 million and $23.5 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability. The Company held no certificates of deposits for investment at December 31, 2024 and 2023.

The majority of the Company’s investment securities are mortgage-backed securities. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At December 31, 2024 and 2023, there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of December 31, 2024 and 2023.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$19,724	$422	$151,508	$15,097	$171,232	$15,519
Mortgage-backed securities:
U.S. Government agencies	114,560	12,669	710,651	121,998	825,211	134,667
Private Label	—	—	4,933	163	4,933	163
Trust preferred securities	—	—	—	—	—	—
Corporate securities	—	—	24,035	1,211	24,035	1,211
Total available-for-sale	$134,284	$13,091	$891,127	$138,469	$1,025,411	$151,560

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$7,591	$66	$180,560	$16,023	$188,151	$16,089
Mortgage-backed securities:
U.S. Government agencies	2,046	10,271	741,011	115,482	743,057	125,753
Private Label	—	—	4,738	293	4,738	293
Trust preferred securities	—	—	4,278	321	4,278	321
Corporate securities	—	—	24,609	1,822	24,609	1,822
Total available-for-sale	$9,637	$10,337	$955,196	$133,941	$964,833	$144,278

    As of December 31, 2024, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of the amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and market volatility.  These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date. As of December 31, 2024, management believes the unrealized losses detailed in the table above are temporary and no allowance for credit losses has been recognized in the Company’s securities.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at December 31, 2024, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$15,521	$15,409
Due after one year through five years	153,680	145,551
Due after five years through ten years	316,167	293,665
Due after ten years	1,085,081	966,681
	$1,570,449	$1,421,306

    Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	For the year ended December 31,
	2024	2023	2022
Proceeds on sales of available for sale securities	$33,394	$205,627	$—

Gross unrealized gains recognized on equity securities still held	$517	$769	$38
Gross unrealized losses recognized on equity securities still held	(342)	(337)	(1,623)
Net unrealized gains (losses) recognized on equity securities still held	$175	$432	$(1,585)

Gross realized gains	$5	$996	$4
Gross realized losses	(2,830)	(5,904)	—
Net realized investment security (losses) gains	$(2,825)	$(4,908)	$4
During November 2023, the Company repositioned a portion of its investment portfolio and recorded sales of mortgage-backed securities that resulted in a pre-tax realized loss of $5.0 million. The carrying value of the securities sold on the Company's balance sheet was $107.4 million.

Similarly, during December 2024, the Company further repositioned a portion of its investment portfolio and recorded sales of non-taxable municipal securities and a mortgage-backed security that resulted in a pre-tax realized loss of $2.8 million. The carrying value of the securities sold on the Company's balance sheet was $36 million.

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $694 million and $709 million at December 31, 2024 and 2023, respectively.

NOTE FIVE – LOANS

The following summarizes the Company’s major classifications for loans (in thousands):

	December 31, 2024	December 31, 2023

Commercial and industrial	$419,838	$426,951

1-4 Family	197,258	206,237
Hotels	389,660	357,142
Multi-family	240,943	189,165
Non Residential Non-Owner Occupied	707,265	680,590
Non Residential Owner Occupied	233,497	240,328
Commercial real estate	1,768,623	1,673,462

Residential real estate	1,823,610	1,788,149
Home equity	199,192	167,201
Consumer	57,816	65,246
DDA overdrafts	5,697	4,914
Gross loans	4,274,776	4,125,923
Allowance for credit losses	(21,922)	(22,745)
Net loans	$4,252,854	$4,103,178

Construction loans included in:
Residential real estate	$7,547	$23,066
Commercial real estate	24,681	2,459

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

NOTE SIX – ALLOWANCE FOR CREDIT LOSSES

    The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the years ended December 31, 2024, 2023 and 2022 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance			Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
December 31, 2024
Commercial and industrial	$4,474			$(672)	$88	$651	$4,541

1-4 Family	1,402			(177)	211	(70)	1,366
Hotels	2,211			—	—	144	2,355
Multi-family	1,002			—	—	388	1,390
Non Residential Non-Owner Occupied	4,077			(3)	9	(1,082)	3,001
Non Residential Owner Occupied	2,453			(1,800)	161	911	1,725
Commercial real estate	11,145			(1,980)	381	291	9,837

Residential real estate	5,398			(423)	258	565	5,798
Home equity	490			(228)	77	304	643
Consumer	269			(182)	162	65	314
DDA overdrafts	969			(1,570)	1,446	(56)	789
	$22,745			$(5,055)	$2,412	$1,820	$21,922

	Beginning Balance	Impact of Adopting ASU 2022-02	PCD Loan Reserves	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
December 31, 2023
Commercial and industrial	$3,568	$12	$—	$(153)	$836	$211	$4,474

1-4 Family	566	(1)	—	(340)	50	1,127	1,402
Hotels	2,332	—	—	(40)	—	(81)	2,211
Multi-family	380	—	500	—	—	122	1,002
Non Residential Non-Owner Occupied	2,019	—	1,536	—	171	351	4,077
Non Residential Owner Occupied	1,315	—	775	—	56	307	2,453
Commercial real estate	6,612	(1)	2,811	(380)	277	1,826	11,145

Residential real estate	5,427	(138)	—	(209)	47	271	5,398
Home equity	290	(46)	—	(400)	47	599	490
Consumer	110	(2)	—	(187)	123	225	269
DDA Overdrafts	1,101	—	—	(1,645)	1,402	111	969
	$17,108	$(175)	$2,811	$(2,974)	$2,732	$3,243	$22,745

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
December 31, 2022
Commercial and industrial	$3,480	$(562)	$334	$316	$3,568

1-4 Family	598	(55)	160	(137)	566
Hotels	2,426	—	—	(94)	2,332
Multi-family	483	—	—	(103)	380
Non Residential Non-Owner Occupied	2,319	—	47	(347)	2,019
Non Residential Owner Occupied	1,485	—	—	(170)	1,315
Commercial real estate	7,311	(55)	207	(851)	6,612

Residential real estate	5,716	(265)	99	(123)	5,427
Home equity	517	(279)	56	(4)	290
Consumer	106	(63)	107	(40)	110
DDA Overdrafts	1,036	(2,624)	1,513	1,176	1,101
	$18,166	$(3,848)	$2,316	$474	$17,108

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

Generally for all loan classes, interest income during the period the loan is non-performing is recorded on a cash basis after recovery of principal is reasonably assured.  Cash payments received on non-performing loans are typically applied directly against the outstanding principal balance until the loan is fully repaid.  Generally, loans are restored to accrual status when the obligation is brought current, the borrower has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of December 31, 2024 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$590	$2,571	$—

1-4 Family	—	134	—
Hotels	—	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	346	—
Non Residential Owner Occupied	6,012	1,341	—
Commercial Real Estate	6,012	1,821	—

Residential Real Estate	—	2,823	156
Home Equity	—	212	26
Consumer	—	—	—
Total	$6,602	$7,427	$182

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

The Company recognized no interest income on non-accrual loans during each of the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, the Company had one commercial and industrial loan and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans totaling $6.6 million. The Company had one commercial and industrial individually evaluated collateral-dependent loan recorded at $1.0 million as of December 31, 2023. Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change. The fair value of the collateral on the one commercial and industrial individually evaluated collateral-dependent loan exceeded the carrying amount and as a result, no allowance was recorded.

Generally, all loan types are considered past due when the contractual terms of a loan are not met and the borrower is 30 days or more past due on a payment.  Furthermore, residential and home equity loans are generally subject to charge-off when the loan becomes 120 days past due, depending on the estimated fair value of the collateral less cost to dispose, versus the outstanding loan balance.  Commercial loans are generally charged off when the loan becomes 120 days past due.  Open-end consumer loans are generally charged off when the loan becomes 90 days past due.

The following presents the aging of the amortized cost basis in past-due loans as of December 31, 2024 and 2023 by class of loan (in thousands):

	December 31, 2024
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$—	$—	$—	$—	$416,677	$3,161	$419,838

1-4 Family	106	—	—	106	197,018	134	197,258
Hotels	—	—	—	—	389,660	—	389,660
Multi-family	—	—	—	—	240,943	—	240,943
Non Residential Non-Owner Occupied	—	—	—	—	706,919	346	707,265
Non Residential Owner Occupied	134	—	—	134	226,010	7,353	233,497
Commercial real estate	240	—	—	240	1,760,550	7,833	1,768,623

Residential real estate	6,014	842	156	7,012	1,813,775	2,823	1,823,610
Home equity	687	189	26	902	198,078	212	199,192
Consumer	145	128	—	273	57,543	—	57,816
Overdrafts	384	7	—	391	5,306	—	5,697
Total	$7,470	$1,166	$182	$8,818	$4,251,929	$14,029	$4,274,776

	December 31, 2023
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$185	$250	$—	$435	$424,305	$2,211	$426,951

1-4 Family	67	25	—	92	205,624	521	206,237
Hotels	—	—	—	—	357,142	—	357,142
Multi-family	—	—	—	—	189,165	—	189,165
Non Residential Non-Owner Occupied	—	—	—	—	680,144	446	680,590
Non Residential Owner Occupied	623	—	—	623	238,285	1,420	240,328
Commercial real estate	690	25	—	715	1,670,360	2,387	1,673,462

Residential real estate	7,034	811	214	8,059	1,777,241	2,849	1,788,149
Home equity	1,020	159	56	1,235	165,855	111	167,201
Consumer	129	—	—	129	65,117	—	65,246
Overdrafts	355	9	—	364	4,550	—	4,914
Total	$9,413	$1,254	$270	$10,937	$4,107,428	$7,558	$4,125,923

Loan Restructurings

The Company adopted the accounting guidance in ASU No. 2022-02, effective as of January 1, 2023, which eliminates the recognition and measurement of troubled debt restructurings ("TDRs"). Due to the removal of the TDR designation, the Company evaluates all loan restructurings according to the accounting guidance for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows. As of December 31, 2024, the Company had one loan considered to be a restructured loan with a total balance of $0.2 million. The Company had no loan modifications that were considered restructured loans as of December 31, 2023.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2024 is as follows (in thousands ) with the loans acquired from Citizens categorized by their origination date. Retail and mortgage loans are considered performing if they are less than 90 days delinquent and non-performing if they are 90 days or more delinquent.

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$65,161	$63,650	$26,201	$62,445	$36,440	$21,148	$109,869	$384,914
Special mention	60	5	—	—	—	—	—	65
Substandard	1,134	452	1,926	548	2,449	2,051	26,299	34,859
Total	$66,355	$64,107	$28,127	$62,993	$38,889	$23,199	$136,168	$419,838

YTD Gross Charge-offs	$—	$6	$99	$69	$—	$248	$250	$672

Commercial real estate -
1-4 Family
Pass	$39,992	$28,545	$38,562	$27,846	$18,218	$29,102	$10,011	$192,276
Special mention	—	—	180	—	842	613	—	1,635
Substandard	—	—	1,688	411	312	936	—	3,347
Total	$39,992	$28,545	$40,430	$28,257	$19,372	$30,651	$10,011	$197,258

YTD Gross Charge-offs	$—	$—	$—	$—	$—	$177	$—	$177

Commercial real estate -
Hotels
Pass	$46,980	$48,278	$78,225	$31,161	$6,742	$152,896	$288	$364,570
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25,090	—	25,090
Total	$46,980	$48,278	$78,225	$31,161	$6,742	$177,986	$288	$389,660

YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate -
Multi-family
Pass	$73,914	$6,939	$18,191	$19,174	$56,587	$63,314	$1,825	$239,944
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	542	457	—	—	—	999
Total	$73,914	$6,939	$18,733	$19,631	$56,587	$63,314	$1,825	$240,943
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$76,051	$110,212	$115,753	$92,783	$53,513	$213,886	$16,284	$678,482
Special mention	—	—	839	92	486	24,108	—	25,525
Substandard	73	15	—	139	—	3,031	—	3,258
Total	$76,124	$110,227	$116,592	$93,014	$53,999	$241,025	$16,284	$707,265

YTD Gross Charge-offs	$—	$—	$—	$—	$—	$3	$—	$3

Commercial real estate -
Non Residential Owner Occupied
Pass	$23,376	$45,011	$28,830	$38,061	$15,154	$58,846	$3,938	$213,216
Special mention	—	—	—	—	—	2,029	—	2,029
Substandard	—	3,713	842	1,950	1,167	10,221	359	18,252
Total	$23,376	$48,724	$29,672	$40,011	$16,321	$71,096	$4,297	$233,497

YTD Gross Charge-offs	$—	$—	$—	$—	$—	$1,800	$—	$1,800

Commercial real estate -
Total
Pass	$260,313	$238,984	$279,562	$209,025	$150,213	$518,042	$32,346	$1,688,485
Special mention	—	—	1,019	92	1,327	26,751	—	29,189
Substandard	73	3,728	3,073	2,958	1,479	39,279	359	50,949
Total	$260,386	$242,712	$283,654	$212,075	$153,019	$584,072	$32,705	$1,768,623

YTD Gross Charge-offs	$—	$—	$—	$—	$—	$1,980	$—	$1,980

Residential real estate
Performing	$230,045	$209,641	$355,495	$283,509	$223,004	$451,144	$67,949	$1,820,787
Non-performing	179	91	44	628	—	1,521	360	2,823
Total	$230,224	$209,732	$355,539	$284,137	$223,004	$452,665	$68,309	$1,823,610

YTD Gross Charge-offs	$—	$—	$89	$—	$4	$220	$110	$423

Home equity
Performing	$31,751	$25,164	$11,344	$5,232	$2,832	$7,346	$115,311	$198,980
Non-performing	—	—	—	—	—	—	212	212
Total	$31,751	$25,164	$11,344	$5,232	$2,832	$7,346	$115,523	$199,192
YTD Gross Charge-offs	$—	$—	$—	$—	$27	$162	$39	$228

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total

Consumer
Performing	$17,621	$21,062	$11,628	$2,374	$1,456	$1,180	$2,495	$57,816
Non-performing	—	—	—	—	—	—	—	—
Total	$17,621	$21,062	$11,628	$2,374	$1,456	$1,180	$2,495	$57,816
YTD Gross Charge-offs	$4	$45	$40	$4	$10	$78	$1	$182

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2023 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial and industrial
Pass	$70,494	$47,473	$76,605	$47,688	$21,820	$18,328	$111,546	$393,954
Special mention	—	33	—	2,600	22	—	70	2,725
Substandard	379	2,748	854	775	923	1,538	23,055	30,272
Total	$70,873	$50,254	$77,459	$51,063	$22,765	$19,866	$134,671	$426,951

Commercial real estate -
1-4 Family
Pass	$38,143	$53,907	$32,058	$21,363	$12,073	$29,846	$13,967	$201,357
Special mention	565	451	—	1,167	—	730	250	3,163
Substandard	—	77	—	250	131	1,259	—	1,717
Total	$38,708	$54,435	$32,058	$22,780	$12,204	$31,835	$14,217	$206,237

Commercial real estate -
Hotels
Pass	$47,739	$82,200	$33,560	$3,327	$58,384	$101,740	$305	$327,255
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	4,020	23,604	2,263	—	29,887
Total	$47,739	$82,200	$33,560	$7,347	$81,988	$104,003	$305	$357,142

Commercial real estate -
Multi-family
Pass	$6,925	$21,320	$28,268	$63,750	$38,007	$29,814	$1,081	$189,165
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$6,925	$21,320	$28,268	$63,750	$38,007	$29,814	$1,081	$189,165

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2023	2022	2021	2020	2019	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$117,515	$119,382	$99,210	$59,083	$64,332	$156,941	$32,111	$648,574
Special mention	—	—	102	731	165	24,747	—	25,745
Substandard	—	—	145	2,395	79	3,652	—	6,271
Total	$117,515	$119,382	$99,457	$62,209	$64,576	$185,340	$32,111	$680,590

Commercial real estate -
Non Residential Owner Occupied
Pass	$41,481	$34,320	$42,203	$16,990	$21,772	$52,363	$6,060	$215,189
Special mention	—	—	164	—	2,880	431	188	3,663
Substandard	3,957	909	2,010	1,212	1,335	11,792	261	21,476
Total	$45,438	$35,229	$44,377	$18,202	$25,987	$64,586	$6,509	$240,328

Commercial real estate -
Total
Pass	$251,802	$311,129	$235,298	$164,514	$194,569	$370,704	$53,522	$1,581,538
Special mention	565	451	266	1,898	3,045	25,909	438	32,572
Substandard	3,957	986	2,155	7,877	25,148	18,968	261	59,352
Total	$256,324	$312,566	$237,719	$174,289	$222,762	$415,581	$54,221	$1,673,462

Residential real estate
Performing	$234,802	$392,865	$314,617	$250,030	$109,736	$410,925	$72,324	$1,785,299
Non-performing	161	119	183	26	713	1,349	299	2,850
Total	$234,963	$392,984	$314,800	$250,056	$110,449	$412,274	$72,623	$1,788,149

Home equity
Performing	$29,611	$13,921	$6,218	$3,826	$2,510	$5,108	$105,896	$167,090
Non-performing	—	—	—	14	—	—	97	111
Total	$29,611	$13,921	$6,218	$3,840	$2,510	$5,108	$105,993	$167,201

Consumer
Performing	$33,700	$18,293	$4,531	$3,148	$2,120	$1,645	$1,809	$65,246
Non-performing	—	—	—	—	—	—	—	—
Total	$33,700	$18,293	$4,531	$3,148	$2,120	$1,645	$1,809	$65,246

NOTE SEVEN – PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation is summarized as follows (in thousands):

	Estimated Useful Life	2024	2023

Land		$35,163	$35,135
Buildings and improvements	10 to 30 yrs.	102,342	101,279
Equipment	3 to 10 yrs.	39,810	45,773
		177,315	182,187
Less: accumulated depreciation		(106,776)	(110,041)
		$70,539	$72,146

The depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $4.2 million, $4.6 million, and $5.3 million, respectively.

There was no impairment of the Company's premises and equipment for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

NOTE EIGHT – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual assessment of the carrying value of goodwill during 2024 and concluded that its carrying value was not impaired. The Company's reporting unit had positive equity and a qualitative assessment was completed, indicating that it was not more likely than not that goodwill was impaired. The following table presents a roll forward of the Company's goodwill activity (in thousands):

	2024	2023

Beginning balance	$149,902	$108,941
Goodwill acquired in conjunction with the acquisition of Citizens Commerce (preliminary)	(140)	40,961
Ending balance	$149,762	$149,902

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

	2024	2023

Gross carrying amount	$29,462	$29,462
Accumulated amortization	(19,180)	(16,796)
	$10,282	$12,666

Beginning balance	$12,666	$6,793
Core deposit intangible acquired in conjunction with the acquisition of Citizens Commerce	—	8,272
Amortization expense	(2,384)	(2,399)
Ending balance	$10,282	$12,666

The core deposit intangibles are being amortized over 10 years. The estimated amortization expense for core deposit intangible assets for each of the next five years is as follows (in thousands):

2025	$2,172
2026	1,953
2027	1,855
2028	1,713
2029	674
Thereafter	1,915
$10,282

NOTE NINE – SCHEDULED MATURITIES OF TIME DEPOSITS

Scheduled maturities of the Company's time deposits outstanding at December 31, 2024 are summarized as follows (in thousands):

2025	$1,151,813
2026	50,795
2027	27,058
2028	11,879
2029	7,397
Over five years	181
$1,249,123

The Company's time deposits that meet or exceed the FDIC insurance limit of $250,000 were $441.9 million and $338.4 million at December 31, 2024 and 2023, respectively.

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

Additionally, the Company had other short-term borrowings throughout 2024 from federal funds purchased from the Federal Reserve Discount Window which provide a source of short-term funds to ensure adequate liquidity. Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days and are collateralized by similar qualifying assets required for FHLB collateralized advances. Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates.

Further, the Company utilizes securities sold under agreements to repurchase as a liquidity management tool. Securities sold under agreements to repurchase include interests in government agency and municipal securities. These agreements mature daily at par.

The Company has approximately 35,900 shares of FHLB stock at par value as of December 31, 2024. Purchases of FHLB stock are required based on the Company’s maximum borrowing capacity with the FHLB. In addition to the short-term and long-term collateralized advances, FHLB stock entitles the Company to receive dividends declared by the FHLB.

Collateral pledged to the FHLB and Federal Reserve Discount Window was approximately $1.7 billion at December 31, 2024 and $2.0 billion at December 31, 2023 and consisted primarily of 1-4 family residential property loans. City National had an additional $1.5 billion and $1.9 billion available from unused portions of lines of credit with the FHLB and Federal Reserve Discount Window at December 31, 2024 and 2023, respectively. No short-term or long-term funding has been utilized with certain other financial institutions the Company maintains business relationships as of December 31, 2024 or December 31, 2023.

Short-term borrowings

A summary of the Company's borrowings is as follows (dollars in thousands):

	2024	2023	2022

Balance at end of year:
Securities sold under agreements to repurchase	$325,655	$309,856	$290,964
FHLB short-term advances	—	25,000	—

Weighted-average interest rate at end of year:
Securities sold under agreements to repurchase	4.74%	3.86%	0.76%
FHLB short-term advances	—	5.63	—

Average balance outstanding during the year:
Securities sold under agreements to repurchase	$336,447	$289,480	$284,570
FHLB short-term advances	908	847	3
Federal Funds purchased	13	113	38

Weighted-average interest rate during the year:
Securities sold under agreements to repurchase	4.59%	4.13%	0.78%
FHLB short-term advances	5.74	5.76	0.26
Federal Funds purchased	4.66	5.74	0.25

Long-term borrowings

The Company's long-term collateralized advances from the FHLB and related weighted-average interest rates are as follows (dollars in thousands):

	2024	2023

Balance at end of year:
FHLB long-term advances	$150,000	$100,000

Weighted-average interest rate at end of year:
FHLB long-term advances	4.14%	4.01%

As of December 31, 2024, the maturities of the FHLB long-term advances are as follows (in thousands):

2025	$—
2026	—
2027	50,000
2028	50,000
2029 and thereafter	50,000
$150,000

NOTE ELEVEN – DERIVATIVE INSTRUMENTS

The Company has exposure to certain risks arising from both its business operations and economic conditions, including interest rate risk, which are managed through use of derivative instruments. The Company maintains non-hedging interest swap derivatives with customer counterparties. Additionally, the Company has fair value hedge derivative instruments on certain available-for-sale securities and loan relationships.

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has received collateral with a value of $57.3 million and $55.6 million as of December 31, 2024 and December 31, 2023, respectively.

Non-hedging interest rate derivatives

As of December 31, 2024 and 2023, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

    The following table summarizes the notional and fair value of these derivative instruments (in thousands) which are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets:

	December 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$43,075	$1,264	$61,242	$2,176
Loan interest rate swap - liabilities	623,844	49,993	555,693	46,402

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	641,844	51,075	573,693	47,555
Loan interest rate swap - liabilities	43,075	1,264	61,242	2,176

    The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Year Ended December 31,
	2024	2023	2022
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$2,766	$(14,016)	$37,537
Other income - derivative liabilities	(2,766)	14,016	(37,537)
Other expense - derivative liabilities	(70)	(306)	1,219

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $282.5 million and $303.7 million at December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	December 31, 2024	December 31, 2023
Investment securities available for sale, at fair value	$(4,740)	$(10,075)
Other assets	4,581	10,095
Cumulative adjustment to Interest on investment securities	159	(20)

In addition to the agreements entered into in the year ended December 31, 2020, the Company has less than $0.1 million of other fair value hedges to reduce the interest rate risk associated with the change in fair value of certain investment securities as of December 31, 2024 and 2023.

During the twelve months ended December 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the twelve months ended December 31, 2024, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	December 31, 2024	December 31, 2023
Gross loans	$(582)	$(691)
Other assets	566	675
Cumulative adjustment to Interest and fees on loans	16	16

NOTE TWELVE – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2024	2023
Allowance for credit losses	$4,495	$4,553
Deferred compensation payable	3,441	3,336
Accrued expenses	2,365	2,575
Unrealized securities losses	34,973	33,524
Other	6,910	8,602
Total Deferred Tax Assets	52,184	52,590

Goodwill and other intangible assets	3,080	4,180
Other	7,400	6,194
Total Deferred Tax Liabilities	10,480	10,374
Deferred Tax Assets, net	$41,704	$42,216

    No material valuation allowances for deferred tax assets were recorded at December 31, 2024 or 2023 as the Company believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.
Significant components of the provision for income taxes are as follows (in thousands):

	2024	2023	2022
Current:
Federal	$23,883	$27,156	$20,481
State	3,151	4,349	3,313
Total current tax expense	27,034	31,505	23,794

Total deferred tax expense	381	(2,764)	1,469
Income tax expense	$27,415	$28,741	$25,263

A reconciliation of the significant differences between the federal statutory income tax rate and the Company’s effective income tax rate is as follows (in thousands):

	2024	2023	2022

Computed federal taxes at statutory rate	$30,348	$30,052	$26,740
State income taxes, net of federal tax benefit	2,577	3,225	2,871
Tax effects of:
Tax-exempt interest income	(732)	(925)	(1,142)
Bank-owned life insurance	(818)	(1,268)	(1,167)
Income tax credits	(4,008)	(2,747)	(1,904)
Other items, net	48	404	(135)
Income tax expense	$27,415	$28,741	$25,263

Effective tax rate	19.0%	20.1%	19.8%

The entire amount of the Company’s unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate.   The Company anticipates that it will release $0.4 million over the next 12 months.  A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2024	2023

Beginning balance	$1,256	$1,619
Additions for current year tax positions	309	230
Increases (decreases) for prior year tax positions	78	(44)
Decreases related to lapse of applicable statute of limitation	(368)	(549)
Ending balance	$1,275	$1,256

Interest and penalties on income tax uncertainties are included in income tax expense.  During 2024, 2023 and 2022, the provision related to interest and penalties was not material in any period. The balance of accrued interest and penalties at December 31, 2024 and 2023 was approximately $1.0 million.

    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2021 and forward.

NOTE THIRTEEN – EMPLOYEE BENEFIT PLANS

Pursuant to the terms of the City Holding Company 2023 Incentive Plan (the "2023 Plan"), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights, ("SARs"), restricted stock units, or stock awards (collectively, the "awards") to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2023 Plan was approved by the shareholders in April 2023 and replaced the City Holding 2013 Incentive Plan (the "2013 Plan") that expired in April 2023. A maximum of 600,000 shares of the Company’s common stock may be issued under the 2023 Plan, subject to certain limitations.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split, combination, reclassification, recapitalization or other similar event.  Specific terms of the awards granted, including the number of shares, vesting periods, exercise prices (for stock options) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the stock option grants equals the fair market value of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.  Upon a change-in-control of the Company, as defined in the 2023 Plan, all outstanding awards shall immediately vest. As of December 31, 2024, approximately 546,000 shares were still available to be issued under the 2023 Plan.

Stock Options

During the year ended December 31, 2024, 11,074 stock options were exercised. The Company had 512 outstanding and exercisable options issued as of December 31, 2024 at a weighted average exercise price of $66.32 per share. All previously issued stock options granted under the 2013 Plan that was replaced by the 2023 Plan were fully vested prior to December 31, 2022.

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During 2024 and 2022, all shares issued in connection with stock option exercises were issued from available treasury stock. No stock options were exercised during 2023.

Restricted Shares, Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”)

The Company records compensation expense with respect to restricted shares, RSUs, and PSUs (collectively, the "restricted shares") in an amount equal to the fair value of the common stock covered by each award on the date of grant. The restricted shares awarded become fully vested after various periods of continued employment from the respective dates of grant. The Company is entitled to an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted shares when the restrictions are released and the shares are issued. Compensation is charged to expense over the respective vesting periods.

Restricted shares are generally forfeited if officers and employees terminate employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for RSUs and PSUs, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For the restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2024, the criteria were probable of being met. During 2024, 2023, 2022, all shares issued in connection with restricted shares, RSUs, and PSUs were issued from available treasury stock.

The Board of Directors, annually, grants the named executive officers ("NEOs") of the Company RSUs and PSUs. The RSUs vest in three separate annual installments of approximately 33.33% per installment on the first, second and third anniversaries of the grant date, subject to a two-year holding period. The PSUs vest on the third anniversary of the grant date. The payout for the PSUs will be determined based on two factors: (1) the Company's three-year average return on assets ("ROA") during the three-year performance period relative to the ROA for the selected peer companies and (2) the Company's total shareholder return ("TSR") during the three-year performance period relative to the TSR of the selected peer companies. Until the time these shares transfer to the participant, the participant does not have the right to vote these shares, nor does the participant receive dividends during the outstanding period (however, dividends are accrued and payable upon transfer). For the restricted shares that have performance-based criteria, management periodically evaluates those criteria and adjusts the number of shares awarded, if necessary.

A summary of the Company’s restricted shares activity and related information is presented below:

	2024		2023		2022
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	135,558		140,606		146,755
Granted	37,239	$98.20	35,358	$91.46	33,327	$77.21
Forfeited/Vested	(37,848)		(40,406)		(39,476)
Outstanding at December 31	134,949		135,558		140,606

    Information regarding stock-based compensation associated with restricted shares is provided in the following table (dollars in thousands):

	For the year ended December 31,
	2024	2023	2022
Stock-based compensation expense associated with restricted shares, RSUs and PSUs	$3,218	$3,047	$2,817

At period-end:	2024
Unrecognized stock-based compensation expense	$5,355
Weighted average period in which the above amount is expected to be recognized	3.1	years

401(k) Plan

The Company provides retirement benefits to its employees through matching contributions to the City Holding Company 401(k) Plan and Trust (the "401(k) Plan"), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Information regarding the Company’s 401(k) Plan is provided in the following table (dollars in thousands):

	For the year ended December 31,
	2024	2023	2022
Expense associated with the Company's 401(k) Plan	$1,289	$1,246	$1,138

At period-end:
Number of shares of the Company's common stock held by the 401(k) Plan	158,486	165,489	168,332

Defined Benefit Plan
    The Company maintains a defined benefit pension plan (the "Defined Benefit Plan"), which was inherited from the Company's acquisition of the plan sponsor (Horizon Bancorp, Inc.). The Horizon Defined Benefit Plan was frozen in 1999 and maintains a December 31st year-end for purposes of computing its benefit obligations.
Primarily as a result of the interest rate environment and mortality table revisions, the estimated fair value of plan assets exceeded the benefit obligation at December 31, 2024 and at December 31, 2023.

The following table summarizes activity within the Company's Defined Benefit Plan (dollars in thousands):

	Pension Benefits
	2024	2023
Change in fair value of plan assets:
Fair value at beginning of measurement period	$12,351	$11,460
Actual gain on plan assets	1,495	1,839
Benefits paid	(993)	(948)
Fair value at end of measurement period	12,853	12,351

Change in benefit obligation:
Benefit obligation at beginning of measurement period	(11,051)	(11,229)
Interest cost	(518)	(549)
Actuarial gain (loss)	44	(43)
Assumption changes	417	(178)
Benefits paid	993	948
Benefit obligation at end of measurement period	(10,115)	(11,051)

Funded status	$2,738	$1,300

Weighted-average assumptions for benefit obligation:
Discount rate	5.47%	4.93%
Expected long-term rate of return	6.75%	6.75%

Weighted-average assumptions for net periodic pension cost:
Discount rate	4.93%	5.14%
Expected long-term rate of return	6.75%	6.75%

    Based on the funding status of the Horizon Defined Benefit Plan, no contributions were required during the years ended December 31, 2024 and 2023.
The following table presents the components of the net periodic pension cost of the Company's Defined Benefit Plan, which is recognized in Other Expenses in the Consolidated Statements of Income (in thousands). Since the Company's Defined Benefit Plan is frozen, there is no service cost component.

	2024	2023	2022

Interest cost	$518	$549	$362
Expected return on plan assets	(828)	(840)	(886)
Net amortization and deferral	372	343	780
Net Periodic Pension Cost	$62	$52	$256

    Amounts related to the Company's Defined Benefit Pension Plan recognized as a component of other comprehensive (loss) income were as follows (in thousands):

	2024	2023	2022
Net actuarial gain	$1,500	$1,121	$83
Deferred tax expense	(361)	(280)	(20)
Other comprehensive income, net of tax	$1,139	$841	$63

Amounts recognized as a component of accumulated other comprehensive (loss) income as of December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Net actuarial loss	$1,898	$3,398
Deferred tax benefit	(456)	(817)
Amounts included in accumulated other comprehensive loss, net of tax	$1,442	$2,581

The following table summarizes the expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Plan Year Ending December 31,	Expected Benefits to be Paid

2025	$1,003
2026	987
2027	970
2028	955
2029	938
2030 through 2034	4,145

The major categories of assets in the Company’s Defined Benefit Plan as of year-end are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (See Note Eighteen).

	Total	Level 1	Level 2	Level 3
2024
Cash and cash equivalents	$108	$108	$—	$—
Common stocks	8,751	8,751	—	—
Corporate bonds	3,994	—	3,994	—
Total	$12,853	$8,859	$3,994	$—

2023
Cash and cash equivalents	$62	$62	$—	$—
Common stocks	9,487	9,487	—	—
Corporate bonds	2,802	—	2,802	—
Total	$12,351	$9,549	$2,802	$—

Horizon Defined Benefit Plan (Investment Strategy)

The Company's pension committee has revised the plan's investment strategy and set a target allocation of 75% equity securities and 25% fixed income securities. The assets will be reallocated periodically to meet the above target allocations. A range is developed around each of these target allocations such that at any given time the actual allocation may be higher or lower than stated above (+ or - 10%). The overall investment return goal is to achieve a rate of return greater than a blended index of the S&P 500 and the Barclay's Capital Aggregate Bond Index, which is tailored to the same asset mix of the retirement plans assets, by 1/2 or 1% annualized after fees over a rolling five year moving average basis. At December 31, 2024, the plan assets were invested in equity securities (68%) and fixed income securities (31%), which are in the allowable allocation range under the policy.

Pentegra Defined Benefit Plan

The Company and its subsidiary participate in the Pentegra Defined Benefit Plan for Financial Institutions ("The Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded statuses below are as of July 1, 2024 (the latest available valuation report). It is the policy of the Company to fund the normal cost of the Pentegra DB Plan on an annual basis.  Other than for normal plan expenses, no contributions were required for the years ended December 31, 2024, 2023 and 2022.  The benefits of the original Pentegra Defined Benefit Plan were frozen prior to the acquisition of Classic Bancshares ("Classic") in 2005, and the benefits of the Poage Pentegra Defined Benefit Plan were frozen prior to the acquisition of Poage in 2018. It is the intention of the Company to fund benefit amounts when assets of the plan are not sufficient.

Pentegra DB Plan's Employer Identification Number	13-5645888
Plan Number	333

Funded status for plan inherited with Classic acquisition	86.92%
Funded status for plan inherited with Poage acquisition	81.05%

Employment Contracts

The Company has entered into employment contracts with certain of its current executive officers. The employment contracts provide for, among other things, the payment of termination compensation in the event an executive officer either voluntarily or involuntarily terminates his employment with the Company for other than "Just Cause" as defined in the applicable employment contract. Certain of the employment contracts provide for a termination benefit that became fully vested in 2005 and is payable if and when the executive officer terminates his employment with the Company. The termination benefit grows each year at an amount equal to the one-year constant maturity treasury rate and cannot be forfeited except where the executive officer personally profits from willful fraudulent activity that materially and adversely affects the Company. The costs of this vested termination benefit have been fully accrued and expensed by the Company as of December 31, 2024. The liability was $1.5 million and $1.4 million at December 31, 2024 and 2023, respectively.

Other Post-Retirement Benefit Plans

Certain entities previously acquired by the Company had entered into individual deferred compensation and supplemental retirement agreements with certain current and former directors and officers. The Company has assumed the liabilities associated with these agreements, the cost of which is being accrued over the period of active service from the date of the respective agreement. To assist in funding these liabilities, the acquired entities had insured the lives of certain current and former directors and officers. The Company is the current owner and beneficiary of those insurance policies. The following table presents a summary of the Company's other post-retirement benefit plans (in thousands):

	For the year ended December 31
	2024	2023	2022
Cost of other post-retirement benefits	$222	$231	$251

At period-end:
Other post-retirement benefit liability (included in Other Liabilities)	4,857	5,175
Cash surrender value of insurance policies (included in Other Assets)	4,649	4,841

NOTE FOURTEEN – RELATED PARTY TRANSACTIONS

City National has granted loans to certain non-executive officers and directors of the Company and its subsidiaries, and to their associates.

		Principal	Principal
	December 31, 2023	Additions	Reductions	December 31, 2024
Related Party Loans	$6,809	$—	$(506)	$6,303

Additionally, the unfunded commitments on the related party loans remained stable at $5.7 million as of December 31, 2024 and 2023, respectively.

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	December 31, 2024	December 31, 2023

Commitments to extend credit:
Home equity lines	$248,664	$243,893
Commercial real estate	141,967	52,002
Other commitments	347,744	316,200
Standby letters of credit	2,170	4,916
Commercial letters of credit	8,432	6,117

      Loan commitments and standby and commercial letters of credit have credit risks essentially the same as those involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Litigation

The Company is engaged in various legal actions through its normal course of business. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately decided. There can be no assurance that current legal actions will have an immaterial impact on financial results, either positive or negative, or that no material legal actions may be presented in the future. As of December 31, 2024, management expects the resolution of current legal actions will not have a material impact on the Company's financial statements.

NOTE SIXTEEN – PREFERRED STOCK

 The Company’s Board of Directors has the authority to issue preferred stock, and to determine the designation, preferences, rights, dividends and all other attributes of such preferred stock, without any vote or action by the shareholders.  As of December 31, 2024 and December 31, 2023, no such shares were outstanding, nor were any expected to be issued.

NOTE SEVENTEEN – REGULATORY REQUIREMENTS, RESTRICTIONS ON DIVIDENDS AND CAPITAL RATIOS

    The principal source of income and cash for City Holding (the "Parent Company") is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels.  At December 31, 2024, City National could pay dividends up to $48.2 million without prior regulatory permission.

    During 2024, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. As of December 31, 2024, the Parent Company reported a cash balance of approximately $117.3 million.  Management believes that the Parent Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2025.

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

The Company’s minimum required regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2024	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$688,707	16.5%	$291,989	7.0%	$271,133	6.5%
City National Bank	563,301	13.6%	291,068	7.0%	270,277	6.5%
Tier 1 Capital
City Holding Company	688,707	16.5%	354,558	8.5%	333,702	8.0%
City National Bank	563,301	13.6%	353,439	8.5%	332,649	8.0%
Total Capital
City Holding Company	709,820	17.0%	437,983	10.5%	417,127	10.0%
City National Bank	584,415	14.1%	436,602	10.5%	415,811	10.0%
Tier 1 Leverage Ratio
City Holding Company	688,707	10.6%	259,325	4.0%	324,156	5.0%
City National Bank	563,301	8.7%	258,477	4.0%	323,096	5.0%

December 31, 2023:	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$627,579	15.7%	$279,768	7.0%	$259,875	6.5%
City National Bank	549,031	13.8%	278,692	7.0%	258,785	6.5%
Tier 1 Capital
City Holding Company	627,579	15.7%	339,718	8.5%	319,735	8.0%
City National Bank	549,031	13.8%	338,412	8.5%	318,505	8.0%
Total Capital
City Holding Company	648,646	16.2%	419,652	10.5%	399,669	10.0%
City National Bank	570,099	14.3%	418,038	10.5%	398,131	10.0%
Tier 1 Leverage Ratio
City Holding Company	627,579	10.2%	245,468	4.0%	306,835	5.0%
City National Bank	549,031	8.9%	245,587	4.0%	306,984	5.0%

    As of December 31, 2024, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized." City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above. As of December 31, 2024, management believes that City Holding and City National meet all capital adequacy requirements.

NOTE EIGHTEEN – FAIR VALUE MEASUREMENTS

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

The Company utilizes a third-party pricing service provider to value its Level 1 and Level 2 investment securities.  Annually, the Company obtains an independent auditor’s report from its third-party pricing service provider regarding its controls over investment securities. On a quarterly basis, the Company reprices its debt securities with a third party that is independent of the primary pricing service provider to verify the reasonableness of the fair values.

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at December 31, 2024.

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

	Total	Level 1	Level 2	Level 3
December 31, 2024
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$183,751	$—	$183,751	$—
Mortgage-backed securities:
U.S. Government agencies	1,202,081	—	1,202,081	—
Private label	4,933	—	4,933	—
Trust preferred securities	4,746	—	4,746	—
Corporate securities	25,795	—	25,795	—
Marketable equity securities	6,157	1,682	4,475	—
Derivative assets	57,491	—	57,491	—

Financial Liabilities
Derivative liabilities	51,257	—	51,257	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	754	—	—	754

	Total	Level 1	Level 2	Level 3
December 31, 2023
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$212,738	$—	$212,738	$—
Mortgage-backed securities:
U.S. Government agencies	1,088,093	—	1,088,093	—
Private label	6,704	—	4,833	1,871
Trust preferred securities	4,278	—	4,278	—
Corporate securities	26,324	—	26,324	—
Marketable equity securities	7,538	3,093	4,445	—
Derivative assets	60,527	—	60,527	—

Financial Liabilities
Derivative liabilities	48,578	—	48,578	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	731	—	—	731

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the periods indicated (in thousands):

	2024	2023
Beginning balance	$1,871	$2,459
Changes in fair value	—	95
Changes due to principal reduction	(1,871)	(683)
Ending balance	$—	$1,871

No transfers into or out of Level 3 of the fair value hierarchy occurred during the year ended December 31, 2024 or 2023.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral.  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral. Generally, the Company has applied collateral discounts, ranging from 10% to 30%. As of December 31, 2024, the Company had one commercial and industrial loan and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans and were recorded at $6.6 million. For the year ended December 31, 2023, the collateral discount on the one collateral-dependent individually evaluated loan was recorded at $1.0 million. During the years ended December 31, 2024 and 2023, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Cash and cash equivalents	$225,389	$225,389	$225,389	$—	$—
Securities available-for-sale	1,421,306	1,421,306	—	1,421,306	—
Marketable equity securities	6,157	6,157	1,682	4,475	—
Net loans	4,252,854	4,126,124	—	—	4,126,124
Accrued interest receivable	20,650	20,650	—	20,650	—
Derivative assets	57,491	57,491	—	57,491	—

Liabilities:
Deposits	5,144,150	5,039,503	3,799,701	1,239,802	—
Short-term debt	325,655	325,655	—	325,655	—
FHLB long-term advances	150,000	149,137	—	149,137	—
Accrued interest payable	6,798	6,798	—	6,798	—
Derivative liabilities	51,257	51,257	—	51,257	—

December 31, 2023
Assets:
Cash and cash equivalents	$156,276	$156,276	$156,276	$—	$—
Securities available-for-sale	1,338,137	1,338,137	—	1,336,266	1,871
Marketable equity securities	7,538	7,538	3,093	4,445	—
Net loans	4,103,178	3,922,638	—	—	3,922,638
Accrued interest receivable	20,290	20,290	—	20,290	—
Derivative assets	60,527	60,527	—	60,527	—

Liabilities:
Deposits	4,934,262	4,617,487	3,591,458	1,026,029	—
Short-term debt	334,856	334,856	—	334,856	—
FHLB long-term advances	100,000	99,928	—	99,928	—
Accrued interest payable	4,301	4,301	—	4,301	—
Derivative liabilities	48,578	48,578	—	48,578	—

NOTE NINETEEN – CITY HOLDING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

    The following table presents the condensed balance sheets of City Holding Company, parent company only (in thousands):

	December 31,
	2024	2023

Assets
Cash	$117,331	$63,988
Investment securities available for sale, at fair value	382	1,781
Investment in subsidiaries	624,363	620,757
Loans, net	305	372
Deferred tax asset, net	279	182
Other assets	534	1,193
Total Assets	$743,194	$688,273

Liabilities
Dividends payable	$11,853	$10,692
Other liabilities	677	515
Total Liabilities	12,530	11,207

Total Shareholders’ Equity	730,664	677,066
Total Liabilities and Shareholders’ Equity	$743,194	$688,273

Condensed Statements of Comprehensive Income (Loss)

    The following table presents the condensed statements of comprehensive income (loss) of City Holding Company, parent company only (in thousands):

	Year Ended December 31,
	2024	2023	2022

Income
Dividends from subsidiaries	$113,000	$108,895	$90,500
Realized and unrealized investment securities gains (losses)	149	(302)	(52)
Other income	181	98	99
	113,330	108,691	90,547
Expenses
Other expenses	2,399	2,024	2,077
	2,399	2,024	2,077

Income Before Income Tax Benefit and Equity in Undistributed Net Income (Excess Dividends) of Subsidiaries	110,931	106,667	88,470
Income tax benefit	(567)	(650)	(604)
Income Before Equity in Undistributed Net Income (Excess Dividends) of Subsidiaries	111,498	107,317	89,074
Equity in undistributed net income (excess dividends) of subsidiaries	5,603	7,048	12,997
Net Income	$117,101	$114,365	$102,071

Total Comprehensive Income (Loss)	$111,921	$135,316	$(43,677)

Condensed Statements of Cash Flows

    The following table presents the condensed statements of cash flows of City Holding Company, parent company only (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$117,101	$114,365	$102,071
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized and realized investment securities (gains) losses	(149)	302	52
(Benefit) provision for deferred income taxes	(97)	(150)	(136)
Stock based compensation	3,522	3,213	3,277
Change in other assets	660	128	(465)
Change in other liabilities	(3,022)	(4,134)	(1,851)
(Equity in undistributed net income) excess dividends of subsidiaries	(5,603)	(7,048)	(12,997)
Net Cash Provided by Operating Activities	112,412	106,676	89,951

Investing Activities
Proceeds from sales of available for sale securities	—	—	61
Proceeds from sales of other investments	1,548	447	—
Net decrease in loans	67	52	55
Acquisition of Citizens Commerce Bancshares, Inc.	—	2,343	—
Net Cash Provided by Investing Activities	1,615	2,842	116

Financing Activities
Dividends paid	(43,482)	(39,993)	(36,702)
Purchases of treasury stock	(17,896)	(60,134)	(26,449)
Exercise of stock options	694	—	797
Net Cash Used in Financing Activities	(60,684)	(100,127)	(62,354)
Increase in Cash and Cash Equivalents	53,343	9,391	27,713
Cash and cash equivalents at beginning of year	63,988	54,597	26,884
Cash and Cash Equivalents at End of Year	$117,331	$63,988	$54,597

NOTE TWENTY – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Year Ended December 31,
	2024	2023	2022

Net income available to common shareholders	$117,101	$114,365	$102,071
Less: earnings allocated to participating securities	(1,069)	(1,036)	(958)
Net earnings allocated to common shareholders	$116,032	$113,329	$101,113

Distributed earnings allocated to common shares outstanding	$43,857	$40,121	$36,619
Undistributed earnings allocated to common shares outstanding	72,175	73,208	64,494
Net earnings allocated to common shareholders	$116,032	$113,329	$101,113

Average shares outstanding, basic	14,676	14,868	14,847
Effect of dilutive securities	21	23	26
Average shares outstanding, diluted	14,697	14,891	14,873

Basic earnings per share	$7.91	$7.62	$6.81
Diluted earnings per share	$7.89	$7.61	$6.80

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares and therefore, the effect would have been anti-dilutive. Anti-dilutive options were not significant for any of the periods shown above.

NOTE TWENTY-ONE – ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive (loss) income is presented in the tables below (in thousands). The activity is shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 23% for 2024 and 2023.

	Accumulated Other Comprehensive (Loss) Income
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2022	$(3,422)	$(128,066)	$(131,488)

Other comprehensive income (loss) before reclassifications, net of tax	841	16,366	17,207
Amounts reclassified from other comprehensive (loss) income, net of tax	—	3,742	3,742
	841	20,108	20,949

Balance at December 31, 2023	$(2,581)	$(107,958)	$(110,539)

Other comprehensive income (loss) before reclassifications, net of tax	1,139	(8,482)	(7,343)
Amounts reclassified from other comprehensive (loss) income, net of tax	—	2,163	2,163
	1,139	(6,319)	(5,180)

Balance at December 31, 2024	$(1,442)	$(114,277)	$(115,719)

	Amounts reclassified from Other Comprehensive (Loss) Income			Affected line item
	December 31,			in the Consolidated
	2024	2023	2022	Statements of Income

Securities available-for-sale:
Net securities losses (gains) reclassified into earnings	$2,825	$4,908	$(4)	Net (losses) gains on sale of investment securities
Related income tax (benefit) expense	(662)	(1,166)	1	Income tax expense (benefit)
Net effect on accumulated other comprehensive (loss) income	$2,163	$3,742	$(3)

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

    The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue
	Recognition	2024	2023	2022
Major revenue streams
Service charges	At a point in time and over time	$29,225	$27,751	$28,335
Bankcard revenue	At a point in time	28,500	27,960	27,349
Trust and investment management fee income	Over time	11,255	9,563	8,798
Other income	At a point in time and over time	3,012	3,794	3,617
Net revenue from contracts with customers		71,992	69,068	68,099
Non-interest income within the scope of other GAAP topics		1,342	1,561	3,978
Total non-interest income		$73,334	$70,629	$72,077

NOTE TWENTY-THREE – REPORTABLE SEGMENT

The Company conducts its business activities through community banking. Community banking revolves around serving the community and customers where the bank has branches and offices. Community banking consists of lending, depository, and trust relationships.

The Company’s chief executive officer is in charge of allocating the Company’s resources and assessing the Company's performance, and as such, has been identified as the chief operating decision maker. The chief operating decision maker regularly reviews a multitude of reports that have a varying level of combined detail on products offered, however, all of the information and activity reviewed fall under the definition of community banking.

Based on the business activities and information reviewed by the chief operating decision maker, the Company has one reportable segment - Community Banking.

The accounting policies of the community banking segment are the same as those for the Company described in Note One. In accordance with ASC 280, the Company has concluded that consolidated net income is the measure of segment profit or loss that is required to be reported because it is the measure determined in accordance with measurement principles that are most consistent with US GAAP. As the Company only has one reportable segment, total segment net income and total segment assets are equivalent to the results disclosed in the accompanying Consolidated Statements of Income (reported as "Income Available to Common Shareholders" and Consolidated Balance Sheets (reported as "Total Assets"), respectively.

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

(a)Management’s annual report on internal control over financial reporting appears on page 53 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2024.
(b)The attestation report of the Company's independent registered public accounting firm appears on page 54 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2024.
(c)The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2024, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Report of Management's Assessment of Internal Control Over Financial Reporting and the Report of Crowe LLP, Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information

Rule 10b-1(c) Plan

During the three months ended December 31, 2024, the following directors adopted trading arrangements, all of which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as those terms are defined in Regulation S-K, Item 408:

•Robert D. Fisher, a member of our board of directors, adopted a non-discretionary stock purchase plan on December 1, 2024. The plan, which expires December 1, 2025, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.
•William H. File, a member of our board of directors, adopted a non-discretionary stock purchase plan on December 1, 2024. The plan, which expires December 1, 2025, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.
•Tracy W. Hylton II, a member of our board of directors, adopted a non-discretionary stock purchase plan on December 1, 2024. The plan, which expires December 1, 2025, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.
•Diane W. Strong-Treister, a member of our board of directors, adopted a non-discretionary stock purchase plan on December 1, 2024. The plan, which expires December 1, 2025, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price
•Javier A. Reyes, a member of our board of directors, adopted a non-discretionary stock purchase plan on December 1, 2024. The plan, which expires December 1, 2025, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.

During the three months ended December 31, 2024, none of our directors or officers informed us of the termination of a Rule 10b5-1 trading arrangement. Additionally, none of our directors or officers informed us of the adoption or termination of a non-Rule 10b5-1 trading arrangement.

Insider Trading Policies and Procedures

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or dispositions of City Holdings’ securities by directors, officers and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned "Executive Officers of the Registrant" in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions "ELECTION OF DIRECTORS", "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS", "REPORT OF THE AUDIT COMMITTEE", and "DELINQUENT SECTION 16(A) REPORTS" in the Company's 2025 Proxy Statement, which will be filed no later than 120 days after December 31, 2024, and is hereby incorporated by reference.

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

Item 11. Executive Compensation

Certain information regarding securities authorized for issuance under equity compensation plans is included in the section captioned "STOCK-BASED COMPENSATION PLAN" in Part III, Item 12, elsewhere in this Annual Report on Form 10-K. Other information required by Item 11 of Form 10-K appears under the captions "COMPENSATION OF DIRECTORS", "COMPENSATION DISCUSSION AND ANALYSIS", "EQUITY HOLDINGS", "POST-EMPLOYMENT PAYMENTS", "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "PAY VERSUS PERFORMANCE" and "CEO PAY RATIO" in the Company's 2025 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by Item 12 of Form 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2025 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2024, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Thirteen of Notes to Consolidated Financial Statements.

Plan Category	Number of Stock Options to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	512	$66.32	546,004
Plans not approved by shareholders	—	—	—
Total	512	$66.32	546,004

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS" in the Company's 2025 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2025 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements (PCAOB ID: 173). Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	(3)	Exhibits. The exhibits listed in the "Exhibit Index" beginning on page 118 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.
(b)	See (a) (3) above.
(c)	See (a) (1) and (2) above.

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

2(c)
Agreement and Plan of Merger, dated as of October 18, 2022 by and between City Holding Company and Citizens Commerce Bancshares, Inc. (attached to, and incorporated by reference from, City Holding Company’s Form 8-K dated October 18, 2022, and filed with the Securities and Exchange Commission on October 18, 2022).

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

10(c)
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

Date:	February 26, 2025		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Executive Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2025. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints C. Dallas Kayser, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

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

/s/ James A. Hoyer
James A. Hoyer
Director