Form 10-Q
period 2025-03-31
CITY HOLDING CO
filed 2025-05-07
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 14,482,511 shares of common stock as of May 5, 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (3) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (4) changes in the interest rate environment; (5) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (6) changes in technology and increased competition, including competition from non-bank financial institutions; (7) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (8) difficulty growing loan and deposit balances; (9) our ability to effectively execute our business plan, including with respect to future acquisitions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries, including changes in deposit insurance premium levels; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (12) regulatory enforcement actions and adverse legal actions; (13) difficulty attracting and retaining key employees; and (14) other economic, competitive, technological, operational, governmental, regulatory, geopolitical, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands, except share amounts)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$135,029	$117,580
Interest-bearing deposits in depository institutions	249,676	107,809
Cash and Cash Equivalents	384,705	225,389

Investment securities available for sale, at fair value (amortized cost $1,545,352 and $1,570,449, net of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024, respectively)	1,416,808	1,421,306
Other securities	29,809	29,803
Total Investment Securities	1,446,617	1,451,109

Gross loans	4,285,824	4,274,776
Allowance for credit losses	(21,669)	(21,922)
Net Loans	4,264,155	4,252,854

Bank owned life insurance	121,738	120,887
Premises and equipment, net	69,696	70,539
Accrued interest receivable	21,603	20,650
Deferred tax assets, net	35,184	41,704
Goodwill and other intangible assets, net	159,501	160,044
Other assets	119,757	116,283
Total Assets	$6,622,956	$6,459,459

Liabilities
Deposits:
Noninterest-bearing	$1,365,870	$1,344,449
Interest-bearing:
Demand deposits	1,355,806	1,335,220
Savings deposits	1,260,903	1,215,358
Time deposits	1,275,890	1,249,123
Total Deposits	5,258,469	5,144,150

Securities sold under agreements to repurchase	347,729	325,655
FHLB long-term advances	150,000	150,000
Other liabilities	110,422	108,990
Total Liabilities	5,866,620	5,728,795

Commitments and contingencies - see Note I

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at March 31, 2025 and December 31, 2024, less 4,398,018 and 4,342,108 shares in treasury, respectively	47,619	47,619
Capital surplus	174,300	176,506
Retained earnings	871,406	852,757
Treasury Stock	(237,038)	(230,499)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(98,509)	(114,277)
Underfunded pension liability	(1,442)	(1,442)
Total Accumulated Other Comprehensive Loss	(99,951)	(115,719)
Total Shareholders’ Equity	756,336	730,664
Total Liabilities and Shareholders’ Equity	$6,622,956	$6,459,459
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2025	2024

Interest and fees on loans	$60,917	$59,128
Interest and dividends on investment securities:
Taxable	13,945	12,040
Tax-exempt	724	830
Interest on deposits in depository institutions	1,802	1,570
Total Interest Income	77,388	73,568

Interest Expense
Interest on deposits	16,852	14,097
Interest on securities sold under agreements to repurchase	3,169	3,621
Interest on FHLB long-term advances	1,552	1,423
Total Interest Expense	21,573	19,141
Net Interest Income	55,815	54,427
Provision for (Recovery of) credit losses	—	(180)
Net Interest Income After Provision for (Recovery of) Credit Losses	55,815	54,607

Non-Interest Income
Losses on sale of investment securities, net	—	(1)
Unrealized losses recognized on equity securities still held, net	(5)	(152)
Service charges	7,151	7,035
Bankcard revenue	6,807	6,800
Wealth and investment management fee income	2,902	2,623
Bank owned life insurance	1,153	927
Other income	729	716
Total Non-Interest Income	18,737	17,948

Non-Interest Expense
Salaries and employee benefits	19,194	18,878
Occupancy related expense	2,582	2,452
Equipment and software related expense	3,470	2,929
Bankcard expenses	2,215	2,039
Other tax-related matters	2,262	2,019
Advertising	873	867
FDIC insurance expense	776	711
Legal and professional fees	582	482
Repossessed asset (gains) losses, net of expenses	(66)	229
Other expenses	5,747	5,294
Total Non-Interest Expense	37,635	35,900
	36,917	36,655
Income tax expense	6,575	7,132
Net Income Available to Common Shareholders	$30,342	$29,523

Basic earnings per common share	$2.06	$1.98
Diluted earnings per common share	$2.06	$1.97

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2025	2024

Net income available to common shareholders	$30,342	$29,523

Available-for-Sale Securities
Unrealized gains (losses) on available-for-sale securities arising during the period	20,586	(14,507)
Reclassification adjustment for net losses	—	1
Other comprehensive income (loss) before income taxes	20,586	(14,506)
Tax effect	(4,818)	3,441
Other comprehensive income (loss), net of tax	15,768	(11,065)

Comprehensive Income, Net of Tax	$46,110	$18,458

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2025 and 2024
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$47,619	$177,424	$780,299	$(217,737)	$(110,539)	$677,066
Net income	—	—	29,523	—	—	29,523
Other comprehensive loss, net of tax	—	—	—	—	(11,065)	(11,065)
Cash dividends declared ($0.72 per share)	—	—	(10,798)	—	—	(10,798)
Stock-based compensation expense	—	(1,609)	—	2,709	—	1,100
Restricted awards granted	—	(9)	—	9	—	—
Exercise of 1,309 stock options	—	(59)	—	117	—	58
Purchase of 36,438 treasury shares	—	—	—	(3,653)	—	(3,653)
Balance at March 31, 2024	$47,619	$175,747	$799,024	$(218,555)	$(121,604)	$682,231

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	$47,619	$176,506	$852,757	$(230,499)	$(115,719)	$730,664
Net income	—	—	30,342	—	—	30,342
Other comprehensive income, net of tax	—	—	—	—	15,768	15,768
Cash dividends declared ($0.79 per share)	—	—	(11,693)	—	—	(11,693)
Stock-based compensation expense	—	719	—	—	—	719
Restricted awards granted	—	(2,925)	—	2,925	—	—
Purchase of 80,600 treasury shares	—	—	—	(9,464)	—	(9,464)
Balance at March 31, 2025	$47,619	$174,300	$871,406	$(237,038)	$(99,951)	$756,336

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2025	2024
Net income	$30,342	$29,523
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	2,087	1,916
Provision for (Recovery of) credit losses	—	(180)
Depreciation of premises and equipment	1,050	1,072
Deferred income tax expense	1,645	984
Net periodic pension (benefit) cost	(24)	15
Unrealized and realized investment securities losses, net	5	153
Stock-compensation expense	719	1,100
Excess tax expense from stock-compensation	345	42
Increase in value of bank-owned life insurance	(1,153)	(976)
Loans held for sale
Loans originated for sale	(2,876)	(3,018)
Proceeds from the sale of loans originated for sale	2,623	3,035
Gain on sale of loans	(37)	(17)
Change in accrued interest receivable	(953)	(1,469)
Change in other assets	(14,884)	1,364
Change in other liabilities	12,625	(1,376)
Net Cash Provided by Operating Activities	31,514	32,168

Net (increase) decrease in loans	(10,196)	34,018
Securities available-for-sale
Purchases	(19,668)	(49,304)
Proceeds from maturities and calls	45,529	24,201
Other investments
Purchases	(25)	(9)
Proceeds from sales	14	142
Purchases of premises and equipment	(253)	(596)
Proceeds from the disposals of premises and equipment	46	47
Proceeds from bank-owned life insurance policies	(1)	223
Payments for low income housing tax credits	(2,788)	(5,771)
Net Cash Provided by Investing Activities	12,658	2,951

Net increase in non-interest-bearing deposits	21,421	16,268
Net increase in interest-bearing deposits	92,905	105,334
Net increase (decrease) in short-term borrowings	22,074	(29,915)
Proceeds from long-term debt	—	50,000
Purchases of treasury stock	(9,464)	(3,653)
Proceeds from exercise of stock options	—	58
Lease payments	(186)	(202)
Dividends paid	(11,606)	(10,603)
Net Cash Provided by Financing Activities	115,144	127,287
Increase in Cash and Cash Equivalents	159,316	162,406
Cash and cash equivalents at beginning of period	225,389	156,276
Cash and Cash Equivalents at End of Period	$384,705	$318,682

Supplemental Cash Flow Information:
Cash paid for interest	$22,200	$17,929
Cash paid for income taxes	—	2,510
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2025. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements included in the Company’s 2024 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2024 Annual Report of the Company.

Note B -        Recent Accounting Pronouncements

Recently Adopted

In March 2024, the FASB issued ASU No. 2024-01, "Stock Compensation (Topic 718): Scope Application of Profits Interest Awards." The amendment clarifies how an entity determines whether a profits interest or similar award is within the scope of ASC 718 or not a share-based payment arrangement and therefore within the scope of other guidance. This ASU became effective for the Company on March 31, 2025. The adoption of ASU No. 2024-01 did not have a material impact to the Company's financial statements.

In March 2024, the FASB issued ASU No. 2024-02, "Codification Improvements: Amendments to Remove References to the Concepts Statements." The amendment removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification (Codification or GAAP). This ASU became effective for the Company on March 31, 2025. The adoption of ASU No. 2024-02 did not have a material impact to the Company's financial statements.

Pending Adoption
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendment requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The adoption of ASU No. 2023-09 is not expected to have a material impact on the Company's financial statements, but will impact our income tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Topic 230): Disaggregation of Income Statement Expenses." The amendment requires disclosure of disaggregated information about specific expense categories underlying certain income statement expense line items. This ASU will become effective for the Company on December 31, 2027. The adoption of ASU No. 2024-03 is not expected to have a material impact on the Company's financial statements.

Note C -     Reportable Segment

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

Based on the business activities and information reviewed by the chief operating decision maker, the Company has one reportable segment — Community Banking.

The accounting policies of the community banking segment are the same as those for the Company described in Note A. In accordance with ASC 280, the Company has concluded that consolidated net income is the measure of segment profit or loss that is required to be reported because it is the measure determined in accordance with measurement principles that are most consistent with US GAAP. As the Company only has one reportable segment, total segment net income and total segment assets are equivalent to the results disclosed in the accompanying Consolidated Statements of Income (reported as "Income Available to Common Shareholders" and Consolidated Balance Sheets (reported as "Total Assets"), respectively.

Note D -     Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$197,752	$241	$15,569	$182,424	$199,131	$139	$15,519	$183,751
Mortgage-backed securities:
U.S. government agencies	1,311,090	3,710	116,007	1,198,793	1,334,755	1,993	134,667	1,202,081
Private label	5,081	—	134	4,947	5,096	—	163	4,933
Trust preferred securities	4,606	58	—	4,664	4,605	141	—	4,746
Corporate securities	26,823	133	976	25,980	26,862	144	1,211	25,795
Total Securities Available-for-Sale	$1,545,352	$4,142	$132,686	$1,416,808	$1,570,449	$2,417	$151,560	$1,421,306

The Company's other investment securities include marketable equity securities and non-marketable equity securities held for investment. At March 31, 2025 and December 31, 2024, the Company held $6.2 million, in marketable equity securities. Changes in the fair value of the marketable equity securities are recorded in "unrealized losses recognized on equity securities still held, net" in the Consolidated Statements of Income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At March 31, 2025 and December 31, 2024, the Company held $23.6 million, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The majority of the Company's investment securities are mortgage-backed. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At March 31, 2025 and December 31, 2024 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of March 31, 2025 and December 31, 2024.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2025
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$14,988	$221	$152,140	$15,348	$167,128	$15,569
Mortgage-backed securities:
U.S. Government agencies	11,125	8,830	712,795	107,177	723,920	116,007
Private label	—	—	4,947	134	4,947	134
Trust preferred securities	—	—	—	—	—	—
Corporate securities	—	—	24,220	976	24,220	976
Total available-for-sale	$26,113	$9,051	$894,102	$123,635	$920,215	$132,686

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$19,724	$422	$151,508	$15,097	$171,232	$15,519
Mortgage-backed securities:
U.S. Government agencies	114,560	12,669	710,651	121,998	825,211	134,667
Private label	—	—	4,933	163	4,933	163
Trust preferred securities	—	—	—	—	—	—
Corporate securities	—	—	24,035	1,211	24,035	1,211
Total available-for-sale	$134,284	$13,091	$891,127	$138,469	$1,025,411	$151,560

As of March 31, 2025, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. Due to the previously mentioned factors, as of March 31, 2025, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at March 31, 2025, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$16,039	$15,959
Due after one year through five years	151,733	145,816
Due after five years through ten years	311,224	293,572
Due after ten years	1,066,356	961,461
Total	$1,545,352	$1,416,808

Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended March 31,
	2025	2024
Proceeds on sales of available for sale securities	$—	$—

Gross realized gains on available for sale securities sold	$—	$—
Gross realized losses on available for sale securities sold	—	(1)
Net realized available for sale securities (losses) gains	$—	$(1)

Gross unrealized gains recognized on equity securities still held	$101	$63
Gross unrealized losses recognized on equity securities still held	(106)	(215)
Net unrealized (losses) gains recognized on equity securities still held	$(5)	$(152)

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $689 million and $694 million at March 31, 2025 and December 31, 2024, respectively.

Note E -        Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2025	December 31, 2024
Commercial and industrial	$423,265	$419,838

1-4 Family	195,641	197,258
Hotels	372,758	389,660
Multi-family	215,546	240,943
Non Residential Non-Owner Occupied	742,323	707,265
Non Residential Owner Occupied	232,732	233,497
Commercial real estate	1,759,000	1,768,623

Residential real estate	1,841,851	1,823,610
Home equity	203,253	199,192
Consumer	54,670	57,816
Demand deposit account (DDA) overdrafts	3,785	5,697
Gross loans	4,285,824	4,274,776
Allowance for credit losses	(21,669)	(21,922)
Net loans	$4,264,155	$4,252,854

Construction loans included in:
Commercial real estate	25,683	24,681
Residential real estate	$5,276	$7,547

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

Note F -      Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses, by portfolio loan classification, for the three months ended March 31, 2025 and 2024 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Three months ended March 31, 2025
Commercial and industrial	$4,541	$(30)	$37	$213	$4,761

1-4 Family	1,366	—	27	27	1,420
Hotels	2,355	(220)	—	(5)	2,130
Multi-family	1,390	—	—	19	1,409
Non Residential Non-Owner Occupied	3,001	—	3	152	3,156
Non Residential Owner Occupied	1,725	—	—	55	1,780
Commercial real estate	9,837	(220)	30	248	9,895

Residential real estate	5,731	—	1	(312)	5,420
Home equity	643	(1)	4	(53)	593
Consumer	381	(129)	9	26	287
DDA overdrafts	789	(379)	425	(122)	713
	$21,922	$(759)	$506	$—	$21,669

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Three months ended March 31, 2024
Commercial and industrial	$4,474	$(306)	$25	$82	$4,275

1-4 Family	1,402	(31)	11	12	$1,394
Hotels	2,211	—	—	46	$2,257
Multi-family	1,002	—	—	(3)	$999
Non Residential Non-Owner Occupied	4,077	—	—	(65)	$4,012
Non Residential Owner Occupied	2,453	—	—	(32)	$2,421
Commercial real estate	11,145	(31)	11	(42)	$11,083

Residential real estate	5,398	(19)	49	(291)	$5,137
Home equity	490	(27)	9	35	$507
Consumer	269	(115)	98	174	$426
DDA Overdrafts	969	(356)	407	(138)	$882
	$22,745	$(854)	$599	$(180)	$22,310

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of March 31, 2025 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$539	$2,242	$—

1-4 Family	—	83	—
Hotels	1,794	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	314	—
Non Residential Owner Occupied	5,888	1,613	—
Commercial Real Estate	7,682	2,010	—

Residential Real Estate	—	3,226	—
Home Equity	—	269	26
Consumer	—	—	—
Total	$8,221	$7,747	$26

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

The Company recognized no interest income on non-accrual loans during each of the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the company had one commercial and industrial loan, one hotel loan, and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans totaling $8.2 million. The company had one commercial and industrial and three owner occupied commercial real estate individually evaluated collateral dependent loans recorded at $6.6 million as of December 31, 2024. Changes in the fair value of the collateral for collateral-dependent loans are reported as a provision for credit loss or a recovery of credit loss in the period of change.

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

The following tables present the aging of the amortized cost basis in past-due loans as of March 31, 2025 and December 31, 2024 by class of loan (in thousands):

	March 31, 2025
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$4	$—	$—	$4	$420,480	$2,781	$423,265

1-4 Family	—	—	—	—	195,558	83	195,641
Hotels	—	—	—	—	370,964	1,794	372,758
Multi-family	152	—	—	152	215,394	—	215,546
Non Residential Non-Owner Occupied	—	—	—	—	742,009	314	742,323
Non Residential Owner Occupied	130	194	—	324	224,907	7,501	232,732
Commercial real estate	282	194	—	476	1,748,832	9,692	1,759,000

Residential real estate	4,858	1,078	—	5,936	1,832,689	3,226	1,841,851
Home Equity	807	59	26	892	202,092	269	203,253
Consumer	8	1	—	9	54,661	—	54,670
Overdrafts	210	4	—	214	3,571	—	3,785
Total	$6,169	$1,336	$26	$7,531	$4,262,325	$15,968	$4,285,824

	December 31, 2024
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$—	$—	$—	$—	$416,677	$3,161	$419,838

1-4 Family	106	—	—	106	197,018	134	197,258
Hotels	—	—	—	—	389,660	—	389,660
Multi-family	—	—	—	—	240,943	—	240,943
Non Residential Non-Owner Occupied	—	—	—	—	706,919	346	707,265
Non Residential Owner Occupied	134	—	—	134	226,010	7,353	233,497
Commercial real estate	240	—	—	240	1,760,550	7,833	1,768,623

Residential real estate	6,014	842	156	7,012	1,813,775	2,823	1,823,610
Home Equity	687	189	26	902	198,078	212	199,192
Consumer	145	128	—	273	57,543	—	57,816
Overdrafts	384	7	—	391	5,306	—	5,697
Total	$7,470	$1,166	$182	$8,818	$4,251,929	$14,029	$4,274,776

Loan Restructurings

The Company evaluates all loan restructurings in accordance with ASU No. 2022-02 for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows. As of December 31, 2024 and March 31, 2025, the Company had one loan considered to be restructured with a total balance of $0.2 million and $0.1 million, respectively.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at March 31, 2025 and December 31, 2024 is as follows (in thousands), with the loans acquired from Citizens categorized by their origination date:

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$7,097	$62,974	$60,033	$24,661	$60,277	$55,300	$119,002	$389,344
Special mention	—	60	4	—	—	—	—	64
Substandard	—	903	449	1,633	450	4,272	26,150	33,857
Total	$7,097	$63,937	$60,486	$26,294	$60,727	$59,572	$145,152	$423,265
YTD Gross Charge-offs	$—	$30	$—	$—	$—	$—	$—	$30

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$65,161	$63,650	$26,201	$62,445	$36,440	$21,148	$109,869	$384,914
Special mention	60	5	—	—	—	—	—	65
Substandard	1,134	452	1,926	548	2,449	2,051	26,299	34,859
Total	$66,355	$64,107	$28,127	$62,993	$38,889	$23,199	$136,168	$419,838

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$5,325	$38,658	$25,594	$37,914	$27,123	$46,657	$9,872	$191,143
Special mention	—	—	—	527	—	703	—	1,230
Substandard	—	—	—	1,650	409	1,209	—	3,268
Total	$5,325	$38,658	$25,594	$40,091	$27,532	$48,569	$9,872	$195,641
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$39,992	$28,545	$38,562	$27,846	$18,218	$29,102	$10,011	$192,276
Special mention	—	—	180	—	842	613	—	1,635
Substandard	—	—	1,688	411	312	936	—	3,347
Total	$39,992	$28,545	$40,430	$28,257	$19,372	$30,651	$10,011	$197,258

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$—	$46,793	$48,536	$77,271	$30,548	$145,023	$—	$348,171
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	24,587	—	24,587
Total	$—	$46,793	$48,536	$77,271	$30,548	$169,610	$—	$372,758
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$220	$—	$220

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$46,980	$48,278	$78,225	$31,161	$6,742	$152,896	$288	$364,570
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25,090	—	25,090
Total	$46,980	$48,278	$78,225	$31,161	$6,742	$177,986	$288	$389,660

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$18,437	$48,863	$7,080	$18,078	$18,977	$100,882	$2,234	$214,551
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	540	455	—	—	995
Total	$18,437	$48,863	$7,080	$18,618	$19,432	$100,882	$2,234	$215,546
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$73,914	$6,939	$18,191	$19,174	$56,587	$63,314	$1,825	$239,944
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	542	457	—	—	—	999
Total	$73,914	$6,939	$18,733	$19,631	$56,587	$63,314	$1,825	$240,943

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$39,330	$79,414	$108,472	$114,636	$90,664	$261,947	$19,561	$714,024
Special mention	—	—	—	543	89	24,457	—	25,089
Substandard	—	71	—	—	138	3,001	—	3,210
Total	$39,330	$79,485	$108,472	$115,179	$90,891	$289,405	$19,561	$742,323
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$76,051	$110,212	$115,753	$92,783	$53,513	$213,886	$16,284	$678,482
Special mention	—	—	839	92	486	24,108	—	25,525
Substandard	73	15	—	139	—	3,031	—	3,258
Total	$76,124	$110,227	$116,592	$93,014	$53,999	$241,025	$16,284	$707,265

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$8,531	$22,485	$43,541	$28,267	$35,762	$68,974	$4,481	$212,041
Special mention	—	—	—	—	—	2,012	—	2,012
Substandard	—	464	4,006	826	1,925	11,116	342	18,679
Total	$8,531	$22,949	$47,547	$29,093	$37,687	$82,102	$4,823	$232,732
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$23,376	$45,011	$28,830	$38,061	$15,154	$58,846	$3,938	$213,216
Special mention	—	—	—	—	—	2,029	—	2,029
Substandard	—	3,713	842	1,950	1,167	10,221	359	18,252
Total	$23,376	$48,724	$29,672	$40,011	$16,321	$71,096	$4,297	$233,497

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$71,622	$236,214	$233,224	$276,166	$203,074	$623,482	$36,149	$1,679,931
Special mention	—	—	—	1,070	89	27,173	—	28,332
Substandard	—	535	4,006	3,016	2,926	39,912	342	50,737
Total	$71,622	$236,749	$237,230	$280,252	$206,089	$690,567	$36,491	$1,759,000
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$220	$—	$220

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$260,313	$238,984	$279,562	$209,025	$150,213	$518,042	$32,346	$1,688,485
Special mention	—	—	1,019	92	1,327	26,751	—	29,189
Substandard	73	3,728	3,073	2,958	1,479	39,279	359	50,949
Total	$260,386	$242,712	$283,654	$212,075	$153,019	$584,072	$32,705	$1,768,623

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential real estate
Performing	$56,385	$223,578	$205,431	$348,429	$277,880	$658,455	$68,467	$1,838,625
Non-performing	—	176	—	121	762	1,797	370	3,226
Total	$56,385	$223,754	$205,431	$348,550	$278,642	$660,252	$68,837	$1,841,851
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential real estate
Performing	$230,045	$209,641	$355,495	$283,509	$223,004	$451,144	$67,949	$1,820,787
Non-performing	$179	$91	$44	$628	$—	$1,521	$360	$2,823
Total	$230,224	$209,732	$355,539	$284,137	$223,004	$452,665	$68,309	$1,823,610

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Home equity
Performing	$4,732	$31,181	$24,174	$10,572	$4,924	$8,752	$118,649	$202,984
Non-performing	—	—	—	—	—	—	269	269
Total	$4,732	$31,181	$24,174	$10,572	$4,924	$8,752	$118,918	$203,253
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$1	$1

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Home equity
Performing	$31,751	$25,164	$11,344	$5,232	$2,832	$7,346	$115,311	$198,980
Non-performing	—	—	—	—	—	—	212	212
Total	$31,751	$25,164	$11,344	$5,232	$2,832	$7,346	$115,523	$199,192

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Consumer
Performing	$4,125	$15,164	$18,907	$10,255	$1,996	$2,188	$2,035	$54,670
Non-performing	—	—	—	—	—	—	—	—
Total	$4,125	$15,164	$18,907	$10,255	$1,996	$2,188	$2,035	$54,670
YTD Gross Charge-offs	$—	$15	$13	$83	$—	$15	$3	$129

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Consumer
Performing	$17,621	$21,062	$11,628	$2,374	$1,456	$1,180	$2,495	$57,816
Non-performing	—	—	—	—	—	—	—	—
Total	$17,621	$21,062	$11,628	$2,374	$1,456	$1,180	$2,495	$57,816

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, generally in the form of securities, based upon mark-to-mark positions. The Company received collateral with a value of $47.0 million and $57.3 million as of March 31, 2025 and December 31, 2024, respectively.

Non-hedging Interest Rate Derivatives

As of March 31, 2025 and December 31, 2024, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	March 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$138,562	$2,467	$43,075	$1,264
Loan interest rate swap - liabilities	602,523	40,499	623,844	49,993

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	539,526	41,420	641,844	51,075
Loan interest rate swap - liabilities	143,497	2,467	43,075	1,264

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2025	2024
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other (expense) income - derivative assets	$(8,004)	$6,866
Other income (expense) - derivative liabilities	8,004	(6,866)
Other (expense) income - derivative liabilities	(160)	92

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $273.5 million and $282.5 million as of March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	March 31, 2025	December 31, 2024
Investment securities available for sale, at fair value	$(3,294)	$(4,740)
Other assets	3,121	4,581
Cumulative adjustment to Interest and dividends on investment securities	173	159

In addition to the agreements entered into in the year ended December 31, 2020, the Company has less than $0.1 million of other fair value hedges to reduce the interest rate risk associated with the change in fair value of certain securities as of March 31, 2025 and December 31, 2024.

During the year ended December 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the three months ended March 31, 2025, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	March 31, 2025	December 31, 2024
Gross loans	$(327)	$(582)
Other assets	313	566
Cumulative adjustment to Interest and fees on loans	14	16

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

Restricted shares are forfeited if the awarded officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2025, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2025		2024
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	134,949	$84.90	135,558	$79.19
Granted	8,989	120.20	13,990	99.60
Vested/Forfeited	(29,927)	74.40	(17,632)	75.58
Outstanding at March 31	114,011	$90.44	131,916	$81.83

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended March 31,
	2025	2024
Stock-based compensation expense associated with restricted shares, RSUs, and PSUs	$719	$748

At period-end:	March 31, 2025	December 31, 2024
Unrecognized stock-based compensation expense associated with restricted shares	$5,638	$5,355
Weighted average period (in years) in which the above amount is expected to be recognized	3.0	3.1

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2025 and 2024, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income (in thousands):

	Three months ended March 31,
	2025	2024
Components of net periodic cost:
Interest cost	$131	$129
Expected return on plan assets	(206)	(207)
Net amortization and deferral	51	93
Net Periodic Pension (Benefit) Cost	$(24)	$15

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	March 31, 2025	December 31, 2024
Commitments to extend credit:
Home equity lines	$247,866	$248,664
Commercial real estate	110,667	141,967
Other commitments	357,824	347,744
Standby letters of credit	2,055	2,170
Commercial letters of credit	10,137	8,432

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as those involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Litigation

In addition, The Company is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately resolved. There can be no assurance that current legal actions will have an immaterial impact on financial results, either positive or negative, or that no material legal actions may be presented in the future. As of March 31, 2025 management expects the resolution of existing legal actions will not have a material impact on the Company's financial statements.

Note J -         Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 23%.

	Three months ended March 31,

	Defined
	Benefit	Securities
	Pension	Available-
	Plan	-for-Sale	Total
2025
Beginning Balance	$(1,442)	$(114,277)	$(115,719)

Other comprehensive income before reclassifications	—	15,768	15,768
Amounts reclassified from other comprehensive income	—	—	—
	—	15,768	15,768

Ending Balance	$(1,442)	$(98,509)	$(99,951)

2024
Beginning Balance	$(2,581)	$(107,958)	$(110,539)

Other comprehensive (loss) before classifications	—	(11,066)	(11,066)
Amounts reclassified from other comprehensive income	—	1	1
	—	(11,065)	(11,065)

Ending Balance	$(2,581)	$(119,023)	$(121,604)

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Affected line item
	March 31,		in the Consolidated Statements
	2025	2024	of Income

Securities available-for-sale:
Net securities (losses) reclassified into earnings	$—	$(1)	Losses on sale of investment securities, net
Related income tax expense	—	—	Income tax expense (benefit)
Net effect on accumulated other comprehensive loss	$—	$(1)

Note K - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
Net income available to common shareholders	$30,342	$29,523
Less: earnings allocated to participating securities	(235)	(261)
Net earnings allocated to common shareholders	$30,107	$29,262

Distributed earnings allocated to common stock	$11,483	$10,505
Undistributed earnings allocated to common stock	18,624	18,757
Net earnings allocated to common shareholders	$30,107	$29,262

Average shares outstanding	14,616	14,795
Effect of dilutive securities:
Employee stock awards	15	24
Shares for diluted earnings per share	14,631	14,819

Basic earnings per share	$2.06	$1.98
Diluted earnings per share	$2.06	$1.97

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at March 31, 2025.

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

	Total	Level 1	Level 2	Level 3
March 31, 2025
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$182,424	$—	$182,424	$—
Mortgage-backed securities:
U.S. Government agencies	1,198,793	—	1,198,793	—
Private label	4,947	—	4,947	—
Trust preferred securities	4,664	—	4,664	—
Corporate securities	25,980	—	25,980	—
Marketable equity securities	6,152	1,683	4,469	—
Derivative assets	47,325	—	47,325	—
Financial Liabilities
Derivative liabilities	42,966	—	42,966	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	457	—	—	457

December 31, 2024
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$183,751	$—	$183,751	$—
Mortgage-backed securities:
U.S. Government agencies	1,202,081	—	1,202,081	—
Private label	4,933	—	4,933	—
Trust preferred securities	4,746	—	4,746	—
Corporate securities	25,795	—	25,795	—
Marketable equity securities	6,157	1,682	4,475	—
Derivative assets	57,491	—	57,491	—
Financial Liabilities
Derivative liabilities	51,257	—	51,257	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	754	—	—	754

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the periods indicated (in thousands):

	March 31, 2025	December 31, 2024
Beginning balance	$—	$1,871
Changes in fair value	—	—
Changes due to principal reduction	—	(1,871)
Ending balance	$—	$—

No transfers into or out of Level 3 of the fair value hierarchy occurred during the three months ended March 31, 2025 or year ended December 31, 2024.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  Generally, the Company has applied collateral discounts, ranging from 10% to 30%. As of March 31, 2025, the company had one commercial and industrial loan, one hotel loan, and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans totaling $8.2 million. The Company had one commercial and industrial and three owner occupied commercial real estate individually evaluated collateral dependent loans recorded at $6.6 million as of December 31, 2024. The Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis as of March 31, 2025 or as of December 31, 2024.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Assets:
Cash and cash equivalents	$384,705	$384,705	$384,705	$—	$—
Securities available-for-sale	1,416,808	1,416,808	—	1,416,808	—
Marketable equity securities	6,152	6,152	1,683	4,469	—
Net loans	4,264,155	4,114,910	—	—	4,114,910
Accrued interest receivable	21,603	21,603	—	21,603	—
Derivative assets	47,325	47,325	—	47,325	—

Liabilities:
Deposits	5,258,469	5,159,109	3,892,599	1,266,510	—
Securities sold under agreements to repurchase	347,729	347,729	—	347,729	—
FHLB long-term advances	150,000	150,846	—	150,846	—
Accrued interest payable	6,177	6,177	—	6,177	—
Derivative liabilities	42,966	42,966	—	42,966	—

December 31, 2024
Assets:
Cash and cash equivalents	$225,389	$225,389	$225,389	$—	$—
Securities available-for-sale	1,421,306	1,421,306	—	1,421,306	—
Marketable equity securities	6,157	6,157	1,682	4,475	—
Net loans	4,252,854	4,126,124	—	—	4,126,124
Accrued interest receivable	20,650	20,650	—	20,650	—
Derivative assets	57,491	57,491	—	57,491	—

Liabilities:
Deposits	5,144,150	5,039,503	3,799,701	1,239,802	—
Securities sold under agreements to repurchase	325,655	325,655	—	325,655	—
FHLB long-term advances	150,000	149,137	—	149,137	—
Accrued interest payable	6,798	6,798	—	6,798	—
Derivative liabilities	51,257	51,257	—	51,257	—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2024 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2024 Annual Report of the Company.  Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified: (i) the determination of the allowance for credit losses (ii) income taxes and (iii) acquisition and preliminary purchase price accounting to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company uses a number of economic variables in its scenarios to estimate the Allowance for credit losses (ACL), with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the March 31, 2025 estimate, the Company assumed a 2-year unemployment forecast range of 4.1% to 4.7% compared to 4.2% to 4.8% range for the December 31, 2024 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. In total, the changes in loss rates decreased the reserve $0.5 million for the quarter.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.2 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.5 million, impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the March 31, 2025 estimate, management assigned moderate decline (0.01%) adjustment to the Overall Economic Conditions qualitative factor for all pools which increased the reserve by $0.4 million

Income Taxes

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

Financial Summary

Three months ended March 31, 2025 vs. 2024

The Company's financial performance is summarized in the following table:

	Three months ended March 31,
	2025	2024

Net income available to common shareholders (in thousands)	$30,342	$29,523
Earnings per common share, basic	$2.06	$1.98
Earnings per common share, diluted	$2.06	$1.97
Dividend payout ratio	38.4%	36.2%
ROA(1)	1.89%	1.92%
ROE(1)	16.3%	17.3%
ROATCE(1)	20.7%	22.7%
Average equity to average assets ratio	11.6%	11.1%

(1)    ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income was $55.8 million for the three months ended March 31, 2025 compared to $54.4 million for the three months ended March 31, 2024 (see Net Interest Income). The Company recorded no provision for credit losses for the three months ended March 31, 2025 compared to a $0.2 million recovery of credit losses for the three months ended March 31, 2024 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.8 million and non-interest expense increased $1.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2024 are summarized in the following table (in millions, except percentages):

	March 31,	December 31,
	2025	2024	$ Change	% Change

Cash and cash equivalents	$384.7	$225.4	$159.3	70.7%
Total investment securities	1,446.6	1,451.1	(4.5)	(0.3)
Gross loans	4,285.8	4,274.8	11.0	0.3

Total deposits	5,258.5	5,144.2	114.3	2.2
Securities sold under agreements to repurchase	347.7	325.7	22.0	6.8

Cash and cash equivalents increased $159.3 million (70.7%) from December 31, 2024 to $384.7 million at March 31, 2025, primarily due to an increase in deposit balances and securities sold under agreements to repurchase. These cash increasing impacts were partially offset by an increase in gross loans.

Total investment securities remained flat at $1.45 billion at December 31, 2024 and March 31, 2025.

Gross loans increased $11.0 million (0.3%) from December 31, 2024 to $4.29 billion at March 31, 2025. Residential real estate loans increased $18.2 million (1.0%), home equity loans increased $4.1 million (2.0%), and commercial and industrial loans increased $3.4 million (0.8%) during the quarter ended March 31, 2025. These increases were partially offset by a decrease in commercial real estate loans of $9.6 million.

Total deposits increased $114.3 million (2.2%) from December 31, 2024 to $5.3 billion at March 31, 2025. Savings deposits increased $45.5 million, time deposit balances increased $26.8 million, non-interest-bearing demand deposit balances increased $21.4 million, and interest-bearing demand deposits increased $20.6 million.

Net Interest Income

Three months ended March 31, 2025 vs. 2024

The Company’s net interest income increased approximately $1.4 million, or 2.55%, from $54.4 million during the first quarter of 2024 to $55.8 million during the first quarter of 2025. The Company’s tax equivalent net interest income increased approximately $1.4 million, or 2.49%, from $54.6 million for the first quarter of 2024 to $56.0 million for the first quarter of 2025. Net interest income increased by $2.9 million due to an increase in average loan balances ($200.3 million) and by $1.0 million due to an increase in average investment security balances ($92.1 million). Additionally, higher yields on investment securities increased net interest income by $0.8 million and higher average balances of deposits in depository institutions ($48.1 million) increased net interest income by $0.6 million.

These increases were partially offset by an increase in average balance of interest-bearing liabilities ($259.9 million) which lowered net interest income by $2.0 million. Additionally, accretion income decreased net interest income by $0.6 million, lower loan yields (1 basis point) lowered net interest income by $0.6 million, and an increase in the cost of interest-bearing liabilities (13 basis points) decreased net interest income by $0.4 million. The Company’s reported net interest margin decreased from 3.95% for the first quarter of 2024 to 3.84% for the first quarter of 2025.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Three months ended March 31,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$2,035,999	$26,122	5.20%	$1,953,647	$24,148	4.97%
Commercial, financial, and agriculture(2)	2,195,307	33,876	6.26	2,070,054	33,980	6.60
Installment loans to individuals(2),(3)	61,488	919	6.05	68,828	999	5.84
Total loans	4,292,794	60,917	5.75	4,092,529	59,127	5.81
Securities:
Taxable	1,318,675	13,945	4.29	1,200,310	12,040	4.03
Tax-exempt(4)	134,567	916	2.76	160,847	1,051	2.63
Total securities	1,453,242	14,861	4.15	1,361,157	13,091	3.87
Deposits in depository institutions	164,069	1,802	4.45	115,953	1,570	5.45
Total interest-earning assets	5,910,105	77,580	5.32	5,569,639	73,788	5.33
Cash and due from banks	98,843			98,966
Bank premises and equipment	70,296			71,954
Goodwill and intangible assets	159,714			162,257
Other assets	298,473			306,278
Less: allowance for credit losses	(22,285)			(23,142)
Total assets	$6,515,146			$6,185,952

Liabilities
Interest-bearing demand deposits	$1,335,691	$3,297	1.00%	$1,283,868	$3,439	1.08%
Savings deposits	1,237,116	2,271	0.74	1,254,253	2,273	0.73
Time deposits(2)	1,265,163	11,284	3.62	1,073,083	8,385	3.14
Customer repurchase agreements	333,562	3,169	3.85	313,623	3,621	4.64
FHLB long-term advances	150,000	1,552	4.20	136,813	1,423	4.18
Total interest-bearing liabilities	4,321,532	21,573	2.02	4,061,640	19,141	1.90
Noninterest-bearing demand deposits	1,336,365			1,322,540
Other liabilities	104,301			115,589
Shareholders’ equity	752,948			686,183
Total liabilities and shareholders’ equity	$6,515,146			$6,185,952
Net interest income		$56,007			$54,647
Net yield on earning assets			3.84%			3.95%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2025	2024
	Loan fees, net	$201	$133

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2025	2024
	Residential real estate	$22	$45
	Commercial, financial and agriculture	530	1,065
	Installment loans to individuals	4	6
	Time deposits	7	63
		$563	$1,179

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended March 31, 2025 vs. 2024
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,009	$965	$1,974
Commercial, financial, and agriculture	2,039	(2,143)	(104)
Installment loans to individuals	(106)	26	(80)
Total loans	2,942	(1,152)	1,790
Securities:
Taxable	1,177	728	1,905
Tax-exempt(1)	(170)	35	(135)
Total securities	1,007	763	1,770
Deposits in depository institutions	646	(414)	232
Total interest-earning assets	$4,595	$(803)	$3,792
Interest-bearing liabilities:
Interest-bearing demand deposits	$138	$(280)	$(142)
Savings deposits	(31)	29	(2)
Time deposits	1,488	1,411	2,899
Customer repurchase agreements	228	(680)	(452)
FHLB long-term advances	136	(7)	129
Total interest-bearing liabilities	$1,959	$473	$2,432
Net Interest Income	$2,636	$(1,276)	$1,360
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

	Three months ended March 31,
	2025	2024

Net interest income ("GAAP")	$55,815	$54,427
Taxable equivalent adjustment	192	220
Net interest income, fully taxable equivalent	$56,007	$54,647

Equity to assets ("GAAP")	11.41%	10.81%
Effect of goodwill and other intangibles, net	(2.18)	(2.35)
Tangible common equity to tangible assets	9.23%	8.46%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024
Commercial and industrial	$423,265	$419,838	$407,770

1-4 Family	195,641	197,258	202,378
Hotels	372,758	389,660	354,929
Multi-family	215,546	240,943	186,555
Non Residential Non-Owner Occupied	742,323	707,265	682,609
Non Residential Owner Occupied	232,732	233,497	232,440
Commercial real estate	1,759,000	1,768,623	1,658,911

Residential real estate	1,841,851	1,823,610	1,786,764
Home equity	203,253	199,192	171,292
Consumer	54,670	57,816	63,556
DDA overdrafts	3,785	5,697	3,495
Total loans	$4,285,824	$4,274,776	$4,091,788

Loan balances increased $11.0 million from December 31, 2024 to March 31, 2025.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $3.4 million from December 31, 2024 to March 31, 2025.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are made to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans decreased $9.6 million from December 31, 2024 to March 31, 2025. At March 31, 2025, $5.3 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans decreased $1.6 million from December 31, 2024 to March 31, 2025. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $195.6 million as of March 31, 2025. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans decreased $16.9 million from December 31, 2024 to March 31, 2025. The Hotel portfolio is comprised of all lodging establishments and totaled $372.8 million as of March 31, 2025. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $25.4 million from December 31, 2024 to March 31, 2025. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $215.5 million as of March 31, 2025. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $742.3 million at March 31, 2025 and increased $35.1 million from December 31, 2024 to March 31, 2025.

Nonresidential owner-occupied commercial real estate totaled $232.7 million at March 31, 2025 and decreased $0.8 million from December 31, 2024. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans increased $18.2 million from December 31, 2024 to March 31, 2025. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family five- and seven-year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are generally sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At March 31, 2025, $25.7 million of the residential real estate loans were for properties under construction.

Home equity loans increased $4.1 million during the first three months of 2025. The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased by $3.1 million during the first three months of 2025.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the Allowance for Credit Losses, the Company did not record a provision for credit losses in the first quarter of 2025 compared to a $0.2 million recovery of credit losses recorded in the first quarter of 2024.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of March 31, 2025 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of March 31,		As of December 31,
	2025	2024	2024
Commercial and industrial	$4,761	$4,275	$4,541

1-4 Family	1,420	1,394	1,366
Hotels	2,130	2,257	2,355
Multi-family	1,409	999	1,390
Non Residential Non-Owner Occupied	3,156	4,012	3,001
Non Residential Owner Occupied	1,780	2,421	1,725
Commercial real estate	9,895	11,083	9,837
Residential real estate	5,420	5,137	5,731
Home equity	593	507	643
Consumer	287	426	381
DDA overdrafts	713	882	789
Allowance for Credit Losses	$21,669	$22,310	$21,922

The Allowance for Credit Losses decreased slightly from $21.9 million at December 31, 2024 to $21.7 million at March 31, 2025. The Company did not record a provision for credit losses in the first quarter of 2025, compared to a recovery of credit losses of $0.2 million for the comparable period in 2024, and a provision for credit losses of $0.3 million for the fourth quarter of 2024. The Company did not record a provision for loan losses in the first quarter of 2025 due to an improvement in the loss rate for residential real estate loans that was essentially offset by net charge-offs during the quarter ended March 31, 2025.

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2025 vs. 2024
(in millions, except percentages)

	Three months ended March 31,
	2025	2024	$ Change	% Change
Net investment securities losses	$—	(0.2)	$0.2	100.0%
Non-interest income, excluding net investment securities losses	18.7	18.1	0.6	3.3
Non-interest expense	37.6	35.9	1.7	4.7

Non-Interest Income: Non-interest income was $18.7 million during the quarter ended March 31, 2025, as compared to $17.9 million during the quarter ended March 31, 2024. During the first quarter of 2024, the Company reported $0.2 million of unrealized fair value losses on the Company’s equity securities.

Exclusive of this item, non-interest income increased $0.6 million, or 3.5%, from $18.1 million for the first quarter of 2024 to $18.7 million for the first quarter of 2025. This increase was due to an increase of $0.3 million, or 10.6%, in in wealth and investment management fee income, and a $0.2 million, or 24.4%, increase in bank owned life insurance.

Non-Interest Expense: Non-interest expenses increased $1.7 million, or 4.8%, from $35.9 million in the first quarter of 2024 to $37.6 million in the first quarter of 2025. This increase was largely due to an increase of $0.5 million in equipment and software related expenses and a $0.5 million in other expenses. In addition, salaries and employee benefits increased $0.3 million, other tax-related matters increased $0.2 million, and bankcard expenses increased $0.2 million. These increases were partially offset by a decrease of $0.3 million in repossessed asset gains, net of expenses.

Income Tax Expense: The Company's effective income tax rate for the three months ended March 31, 2025 and March 31, 2024 was 17.8%, and 19.5%, respectively.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
March 31, 2025
+300	7.50%	0.6%
+200	6.50	4.5
+100	5.50	6.5
-100	3.50	(2.2)
-200	2.50	(6.8)
-300	1.50	(11.7)

December 31, 2024
+300	7.50%	3.2%
+200	6.50	5.9
+100	5.50	7.0
-100	3.50	(2.9)
-200	2.50	(7.8)
-300	1.50	(13.2)

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during the remainder of 2025 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behaves relative to an increase in rates compared to what would otherwise occur if rates remain stable.

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2025, City National could pay dividends up to $66.0 million plus net profits for the remainder of 2025, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $46.3 million on an annualized basis over the next 12 months based on common shares outstanding at March 31, 2025.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $1.9 million of additional cash over the next 12 months. As of March 31, 2025, City Holding reported a cash balance of $96.1 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

As illustrated in the consolidated statements of cash flows, the Company generated $31.5 million of cash from operating activities during the first three months of 2025, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $12.7 million of cash in investing activities during the first three months of 2025, primarily due to proceeds from maturities and calls of $45.5 million. These proceeds were partially offset by purchases of available-for-sale securities of $19.7 million, a net increase in loans of $10.2 million, and payments for low income housing credits of $2.8 million. The Company generated $115.1 million of cash in financing activities during the first three months of 2025, principally as a result of a net increase in interest-bearing deposits of $92.9 million, an increase in customer repurchase agreements of $22.1 million, and net increase in non-interest bearing deposits of $21.4 million. These increases were partially offset by dividends paid of $11.6 million and purchases of treasury stock of $9.5 million.

City National has borrowing facilities with the Federal Reserve Bank and the Federal Home Loan Bank that can be accessed as necessary to fund operations and to provide contingency funding. These borrowing facilities are collateralized by various loans held on City National’s balance sheet. As of March 31, 2025, City National had the capacity to borrow an additional $1.6 billion from these existing borrowing facilities. In addition, approximately $697 million of City National’s investment securities were pledged to collateralize customer repurchase agreements and various deposit accounts, leaving approximately $750 million of City National’s investment securities unpledged at March 31, 2025. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

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

With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 64.4% as of March 31, 2025 and deposit balances fund 79.4% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.4 billion at March 31, 2025, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $497.7 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 60.1% of the Company’s total assets. As interest rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher yielding deposit products, such as money market accounts or time deposits.

As the following table reflects, approximately 15% (estimated) of the Company's deposits were uninsured (either with balances above $250,000 or not collateralized by investment securities) as of March 31, 2025.

Estimated Uninsured Deposits by Deposit Type

	March 31, 2025	December 31, 2024
Noninterest-Bearing Demand Deposits	15%	17%

Interest-Bearing Deposits
Demand Deposits	15%	15%
Savings Deposits	13%	12%
Time Deposits	17%	16%
Total Deposits	15%	15%

The amounts listed above represent management's best estimate as of the respective period shown of uninsured deposits (either with balances above $250,000 or not collateralized by investment securities).

Capital Resources

Shareholders' equity increased $25.7 million for the three months ended March 31, 2025, primarily due to net income of $30.3 million and other comprehensive income of $15.8 million. These increases were partially offset by cash dividends declared of $11.7 million, and the repurchase of 80,600 common shares at a weighted average price of $117.42 per share ($9.5 million) as part of a one million share repurchase plan authorized by the Board of Directors in January 2024.

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

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer are illustrated in the following tables (in thousands, except percentages):

March 31, 2025	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$698,721	16.8%	$290,362	7.0%	$269,622	6.5%
City National Bank	594,789	14.4	289,436	7.0	268,762	6.5
Tier I Capital
City Holding Company	698,721	16.8	352,582	8.5	331,842	8.0
City National Bank	594,789	14.4	351,458	8.5	330,784	8.0
Total Capital
City Holding Company	720,400	17.4	435,543	10.5	414,803	10.0
City National Bank	616,468	14.9	434,155	10.5	413,481	10.0
Tier I Leverage Ratio
City Holding Company	698,721	10.8	259,629	4.0	324,537	5.0
City National Bank	594,789	9.2	258,803	4.0	323,503	5.0

December 31, 2024	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$688,707	16.5%	$291,989	7.0%	$271,133	6.5%
City National Bank	563,301	13.6	291,068	7.0	270,277	6.5
Tier I Capital
City Holding Company	688,707	16.5	354,558	8.5	333,702	8.0
City National Bank	563,301	13.6	353,439	8.5	332,649	8.0
Total Capital
City Holding Company	709,820	17.0	437,983	10.5	417,127	10.0
City National Bank	584,415	14.1	436,602	10.5	415,811	10.0
Tier I Leverage Ratio
City Holding Company	688,707	10.6	259,325	4.0	324,156	5.0
City National Bank	563,301	8.7	258,477	4.0	323,096	5.0

As of March 31, 2025, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2025, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption “Risk Management” under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and under "Note G - Derivative Instruments" under Item 1 - Notes to the Consolidated Financial Statements.

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Readers should carefully consider the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2024, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in May 2022. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended March 31, 2025:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
January 1, 2025 - January 31, 2025	25,100	$117.24	203,629	796,371
February 1, 2025 - February 28, 2025	22,500	118.26	226,129	773,871
March 1, 2025 - March 31, 2025	33,000	116.98	259,129	740,871

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

Tracy W. Hylton, a member of board of directors, passed away on January 11, 2025 after a long illness. As such, his non-discretionary stock purchase plan previously adopted in December 1, 2024 was terminated.

During the three months ended March 31, 2025, none of our other directors or officers informed us of the adoption or modification, or termination of a Rule 10b5-1 trading arrangement as those terms are defined in Regulation S-K, Item 408.

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

Date: May 7, 2025