Form 10-Q
period 2025-06-30
CITY HOLDING CO
filed 2025-08-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

The registrant had outstanding 14,494,831 shares of common stock as of August 4, 2025.

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

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands, except share amounts)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$145,876	$117,580
Interest-bearing deposits in depository institutions	26,248	107,809
Cash and Cash Equivalents	172,124	225,389

Investment securities available for sale, at fair value (amortized cost $1,685,151 and $1,570,449, net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024, respectively)	1,562,423	1,421,306
Other securities	29,768	29,803
Total Investment Securities	1,592,191	1,451,109

Gross loans	4,339,196	4,274,776
Allowance for credit losses	(19,724)	(21,922)
Net Loans	4,319,472	4,252,854

Bank owned life insurance	122,587	120,887
Premises and equipment, net	69,038	70,539
Accrued interest receivable	21,654	20,650
Deferred tax assets, net	33,994	41,704
Goodwill and other intangible assets, net	158,957	160,044
Other assets	108,120	116,283
Total Assets	$6,598,137	$6,459,459

Liabilities
Deposits:
Noninterest-bearing	$1,383,247	$1,344,449
Interest-bearing:
Demand deposits	1,333,858	1,335,220
Savings deposits	1,244,179	1,215,358
Time deposits	1,287,536	1,249,123
Total Deposits	5,248,820	5,144,150

Securities sold under agreements to repurchase	339,834	325,655
FHLB long-term advances	150,000	150,000
Other liabilities	95,268	108,990
Total Liabilities	5,833,922	5,728,795

Commitments and contingencies - see Note I

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at June 30, 2025 and December 31, 2024, less 4,552,717 and 4,342,108 shares in treasury, respectively	47,619	47,619
Capital surplus	172,853	176,506
Retained earnings	893,422	852,757
Treasury Stock	(254,181)	(230,499)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(94,056)	(114,277)
Underfunded pension liability	(1,442)	(1,442)
Total Accumulated Other Comprehensive Loss	(95,498)	(115,719)
Total Shareholders’ Equity	764,215	730,664
Total Liabilities and Shareholders’ Equity	$6,598,137	$6,459,459
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Interest and fees on loans	$62,588	$59,285	$123,505	$118,413
Interest and dividends on investment securities:
Taxable	15,347	13,947	29,292	25,987
Tax-exempt	712	838	1,436	1,668
Interest on deposits in depository institutions	1,644	1,920	3,446	3,490
Total Interest Income	80,291	75,990	157,679	149,558

Interest Expense
Interest on deposits	16,492	15,897	33,344	29,994
Interest on securities sold under agreements to repurchase	3,307	3,900	6,476	7,521
Interest on FHLB long-term advances	1,568	1,568	3,120	2,991
Total Interest Expense	21,367	21,365	42,940	40,506
Net Interest Income	58,924	54,625	114,739	109,052
(Recovery of) Provision for credit losses	(2,000)	500	(2,000)	320
Net Interest Income After (Recovery of) Provision for Credit Losses	60,924	54,125	116,739	108,732

Non-Interest Income
Gains (losses) on sale of investment securities, net	150	—	150	(1)
Unrealized (losses) gains recognized on equity securities still held, net	(263)	364	(268)	212
Service charges	7,264	6,980	14,415	14,015
Bankcard revenue	7,233	7,245	14,040	14,045
Wealth and investment management fee income	3,016	2,762	5,918	5,385
Bank owned life insurance	942	775	2,095	1,702
Other income	894	785	1,623	1,501
Total Non-Interest Income	19,236	18,911	37,973	36,859

Non-Interest Expense
Salaries and employee benefits	19,995	18,751	39,189	37,629
Occupancy related expense	2,316	2,468	4,898	4,921
Equipment and software related expense	3,554	3,130	7,024	6,059
Bankcard expenses	2,203	2,290	4,418	4,329
Other tax-related matters	2,327	2,029	4,589	4,048
Advertising	964	972	1,837	1,839
FDIC insurance expense	756	718	1,532	1,429
Legal and professional fees	651	551	1,233	1,033
Repossessed asset losses, net of expenses	292	6	226	235
Other expenses	5,941	5,857	11,688	11,150
Total Non-Interest Expense	38,999	36,772	76,634	72,672
Income Before Income Taxes	41,161	36,264	78,078	72,919
Income tax expense	7,774	7,149	14,349	14,281
Net Income Available to Common Shareholders	$33,387	$29,115	$63,729	$58,638

Basic earnings per common share	$2.29	$1.96	$4.35	$3.95
Diluted earnings per common share	$2.29	$1.96	$4.35	$3.94
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income available to common shareholders	$33,387	$29,115	$63,729	$58,638

Available-for-Sale Securities
Unrealized gains (losses) on available-for-sale securities arising during the period	5,967	(930)	26,553	(15,437)
Reclassification adjustment for net (gains) losses	(150)	—	(150)	1
Other comprehensive income (loss) before income taxes	5,817	(930)	26,403	(15,436)
Tax effect	(1,364)	216	(6,182)	3,657
Other comprehensive income (loss), net of tax	4,453	(714)	20,221	(11,779)

Comprehensive Income, Net of Tax	$37,840	$28,401	$83,950	$46,859

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended June 30, 2025 and 2024
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at March 31, 2024	$47,619	$175,747	$799,024	$(218,555)	$(121,604)	$682,231
Net income	—	—	29,115	—	—	29,115
Other comprehensive loss, net of tax	—	—	—	—	(714)	(714)
Cash dividends declared ($0.72 per share)	—	—	(10,590)	—	—	(10,590)
Stock-based compensation expense	—	707	—	—	—	707
Restricted awards granted	—	(1,486)	—	1,486	—	—
Exercise of 3,700 stock options	—	(134)	—	368	—	234
Purchase of 142,091 treasury shares	—	—	—	(14,243)	—	(14,243)
Balance at June 30, 2024	$47,619	$174,834	$817,549	$(230,944)	$(122,318)	$686,740

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at March 31, 2025	$47,619	$174,300	$871,406	$(237,038)	$(99,951)	$756,336
Net income	—	—	33,387	—	—	33,387
Other comprehensive income, net of tax	—	—	—	—	4,453	4,453
Cash dividends declared ($0.79 per share)	—	53	(11,371)	—	—	(11,318)
Stock-based compensation expense	—	786	—	—	—	786
Restricted awards granted	—	(2,286)	—	2,286	—	—
Purchase of 174,894 treasury shares	—	—	—	(19,429)	—	(19,429)
Balance at June 30, 2025	$47,619	$172,853	$893,422	$(254,181)	$(95,498)	$764,215

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2025 and 2024
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$47,619	$177,424	$780,299	$(217,737)	$(110,539)	677,066
Net income	—	—	58,638	—	—	58,638
Other comprehensive loss, net of tax	—	—	—	—	(11,779)	(11,779)
Cash dividends declared ($1.43 per share)	—	—	(21,388)	—	—	(21,388)
Stock-based compensation expense	—	1,807	—	—	—	1,807
Restricted awards granted	—	(4,204)	—	4,204	—	—
Exercise of 5,009 stock options	—	(193)	—	485	—	292
Purchase of 178,529 treasury shares	—	—	—	(17,896)	—	(17,896)
Balance at June 30, 2024	$47,619	$174,834	$817,549	$(230,944)	$(122,318)	$686,740

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	$47,619	$176,506	$852,757	$(230,499)	$(115,719)	$730,664
Net income	—	—	63,729	—	—	63,729
Other comprehensive income, net of tax	—	—	—	—	20,221	20,221
Cash dividends declared ($1.58 per share)	—	53	(23,064)	—	—	(23,011)
Stock-based compensation expense	—	1,505	—	—	—	1,505
Restricted awards granted	—	(5,211)	—	5,211	—	—
Purchase of 255,494 treasury shares	—	—	—	(28,893)	—	(28,893)
Balance at June 30, 2025	$47,619	$172,853	$893,422	$(254,181)	$(95,498)	$764,215

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2025	2024
Net income	$63,729	$58,638
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	4,614	3,947
(Recovery of) Provision for credit losses	(2,000)	320
Depreciation of premises and equipment	2,096	2,114
Deferred income tax expense	1,437	1,446
Net periodic pension (benefit) cost	(48)	31
Unrealized and realized investment securities losses (gains), net	118	(211)
Stock-compensation expense	1,505	1,807
Excess tax expense from stock-compensation	473	273
Increase in value of bank-owned life insurance	(2,095)	(1,751)
Loans held for sale
Loans originated for sale	(9,692)	(7,100)
Proceeds from the sale of loans originated for sale	8,807	7,148
Gain on sale of loans	(157)	(48)
Change in accrued interest receivable	(1,004)	(1,536)
Change in other assets	(11,539)	3,435
Change in other liabilities	3,490	(8,023)
Net Cash Provided by Operating Activities	59,734	60,490

Net (increase) decrease in loans	(61,983)	13,569
Securities available-for-sale
Purchases	(225,845)	(192,555)
Proceeds from sales of securities available-for-sale	14,882	—
Proceeds from maturities and calls	98,545	57,744
Other investments
Purchases	(257)	(221)
Proceeds from sales	24	162
Purchases of premises and equipment	(641)	(1,102)
Proceeds from the disposals of premises and equipment	46	93
Proceeds from bank-owned life insurance policies	—	223
Payments for low income housing tax credits	(4,164)	(8,270)
Net Cash Used in Investing Activities	(179,393)	(130,357)

Net increase in non-interest-bearing deposits	38,798	11,856
Net increase in interest-bearing deposits	65,882	121,246
Net increase (decrease) in short-term borrowings	14,179	(12,188)
Proceeds from long-term debt	—	50,000
Purchases of treasury stock	(28,893)	(17,896)
Proceeds from exercise of stock options	—	292
Lease payments	(371)	(379)
Dividends paid	(23,201)	(21,354)
Net Cash Provided by Financing Activities	66,394	131,577
(Decrease) Increase in Cash and Cash Equivalents	(53,265)	61,710
Cash and cash equivalents at beginning of period	225,389	156,276
Cash and Cash Equivalents at End of Period	$172,124	$217,986

Supplemental Cash Flow Information:
Cash paid for interest	$44,119	$38,639
Cash paid for income taxes	13,372	14,975
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025

Note A -        Background and Basis of Presentation

City Holding Company ("City Holding"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 96 banking offices in West Virginia (58), Kentucky (22), Virginia (13) and southeastern Ohio (3). City National provides credit, deposit, and wealth and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2025. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

Note B -        Recent Accounting Pronouncements

Recently Adopted

In March 2024, the FASB issued ASU No. 2024-01, "Stock Compensation (Topic 718): Scope Application of Profits Interest Awards." The amendment clarifies how an entity determines whether a profits interest or similar award is within the scope of ASC Topic 718 or not a share-based payment arrangement and therefore within the scope of other guidance. This ASU became effective for the Company on March 31, 2025. The adoption of ASU No. 2024-01 did not have a material impact to the Company's financial statements.

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

The accounting policies of the community banking segment are the same as those for the Company described in Note A. In accordance with ASC Topic 280, the Company has concluded that consolidated net income is the measure of segment profit or loss that is required to be reported because it is the measure determined in accordance with measurement principles that are most consistent with US GAAP. As the Company only has one reportable segment, total segment net income and total segment assets are equivalent to the results disclosed in the accompanying Consolidated Statements of Income (reported as "Income Available to Common Shareholders" and Consolidated Balance Sheets (reported as "Total Assets"), respectively.

Note D -     Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$181,301	$66	$15,394	$165,973	$199,131	$139	$15,519	$183,751
Mortgage-backed securities:
U.S. government agencies	1,467,378	4,800	111,216	1,360,962	1,334,755	1,993	134,667	1,202,081
Private label	5,078	—	105	4,973	5,096	—	163	4,933
Trust preferred securities	4,608	—	178	4,430	4,605	141	—	4,746
Corporate securities	26,786	84	785	26,085	26,862	144	1,211	25,795
Total Securities Available-for-Sale	$1,685,151	$4,950	$127,678	$1,562,423	$1,570,449	$2,417	$151,560	$1,421,306

The Company's other investment securities include marketable equity securities and non-marketable equity securities held for investment. At June 30, 2025 and December 31, 2024, the Company held $5.9 million and $6.2 million, respectively, in marketable equity securities. Changes in the fair value of the marketable equity securities are recorded in "unrealized losses recognized on equity securities still held, net" in the Consolidated Statements of Income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At June 30, 2025 and December 31, 2024, the Company held $23.9 million and $23.6 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The majority of the Company's investment securities are mortgage-backed. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At June 30, 2025 and December 31, 2024 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of June 30, 2025 and December 31, 2024.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2025
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$6,350	$126	$149,636	$15,268	$155,986	$15,394
Mortgage-backed securities:
U.S. Government agencies	54,417	8,663	715,841	102,553	770,258	111,216
Private label	—	—	4,973	105	4,973	105
Trust preferred securities	4,430	178	—	—	4,430	178
Corporate securities	—	—	24,364	785	24,364	785
Total available-for-sale	$65,197	$8,967	$894,814	$118,711	$960,011	$127,678

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$19,724	$422	$151,508	$15,097	$171,232	$15,519
Mortgage-backed securities:
U.S. Government agencies	114,560	12,669	710,651	121,998	825,211	134,667
Private label	—	—	4,933	163	4,933	163
Trust preferred securities	—	—	—	—	—	—
Corporate securities	—	—	24,035	1,211	24,035	1,211
Total available-for-sale	$134,284	$13,091	$891,127	$138,469	$1,025,411	$151,560

As of June 30, 2025, management does not intend to sell any impaired security, and it is not more than likely that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. Due to the previously mentioned factors, as of June 30, 2025, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at June 30, 2025, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$16,326	$16,256
Due after one year through five years	146,381	141,565
Due after five years through ten years	296,725	281,560
Due after ten years	1,225,719	1,123,042
Total	$1,685,151	$1,562,423

Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Proceeds on sales of available for sale securities	$14,882	$—	$14,882	$—

Gross realized gains on available for sale securities sold	$237	$—	$237	$—
Gross realized losses on available for sale securities sold	(87)	—	(87)	(1)
Net realized available for sale securities gains (losses)	$150	$—	$150	$(1)

Gross unrealized gains recognized on equity securities still held	$26	$375	$62	$247
Gross unrealized losses recognized on equity securities still held	(289)	(11)	(330)	(35)
Net unrealized (losses) gains recognized on equity securities still held	$(263)	$364	$(268)	$212

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $689 million and $694 million at June 30, 2025 and December 31, 2024, respectively.

Note E -        Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2025	December 31, 2024
Commercial and industrial	$409,317	$419,838

1-4 Family	199,400	197,258
Hotels	380,496	389,660
Multi-family	221,970	240,943
Non Residential Non-Owner Occupied	740,104	707,265
Non Residential Owner Occupied	236,935	233,497
Commercial real estate	1,778,905	1,768,623

Residential real estate	1,884,449	1,823,610
Home equity	207,906	199,192
Consumer	52,795	57,816
Demand deposit account (DDA) overdrafts	5,824	5,697
Gross loans	4,339,196	4,274,776
Allowance for credit losses	(19,724)	(21,922)
Net loans	$4,319,472	$4,252,854

Construction loans included in:
Commercial real estate	28,781	24,681
Residential real estate	$6,416	$7,547

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

Note F -      Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses, by portfolio loan classification, for the three and six months ended June 30, 2025 and 2024 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Six months ended June 30, 2025
Commercial and industrial	$4,541	$(30)	$52	$(1,553)	$3,010

1-4 Family	1,366	—	33	(9)	1,390
Hotels	2,355	(220)	—	(1)	2,134
Multi-family	1,390	—	—	28	1,418
Non Residential Non-Owner Occupied	3,001	—	48	81	3,130
Non Residential Owner Occupied	1,725	—	—	29	1,754
Commercial real estate	9,837	(220)	81	128	9,826

Residential real estate	5,731	(49)	50	(286)	5,446
Home equity	643	(98)	100	(97)	548
Consumer	381	(165)	34	21	271
DDA overdrafts	789	(706)	753	(213)	623
	$21,922	$(1,268)	$1,070	$(2,000)	$19,724

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Six months ended June 30, 2024
Commercial and industrial	$4,474	$(367)	$63	$62	$4,232

1-4 Family	1,402	(68)	23	5	1,362
Hotels	2,211	—	—	217	2,428
Multi-family	1,002	—	—	(11)	991
Non Residential Non-Owner Occupied	4,077	(3)	3	(283)	3,794
Non Residential Owner Occupied	2,453	—	150	(206)	2,397
Commercial real estate	11,145	(71)	176	(278)	10,972

Residential real estate	5,398	(305)	228	400	5,721
Home equity	490	(148)	47	181	570
Consumer	269	(135)	122	121	377
DDA Overdrafts	969	(729)	742	(166)	816
	$22,745	$(1,755)	$1,378	$320	$22,688

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Three months ended June 30, 2025
Commercial and industrial	$4,761	$—	$15	$(1,766)	$3,010

1-4 Family	1,420	—	6	(36)	1,390
Hotels	2,130	—	—	4	2,134
Multi-family	1,409	—	—	9	1,418
Non Residential Non-Owner Occupied	3,156	—	45	(71)	3,130
Non Residential Owner Occupied	1,780	—	—	(26)	1,754
Commercial real estate	9,895	—	51	(120)	9,826

Residential real estate	5,420	(49)	49	26	5,446
Home equity	593	(97)	96	(44)	548
Consumer	287	(36)	25	(5)	271
DDA overdrafts	713	(327)	328	(91)	623
	$21,669	$(509)	$564	$(2,000)	$19,724

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Three months ended June 30, 2024
Commercial and industrial	$4,275	$(61)	$38	$(20)	$4,232

1-4 Family	1,394	(37)	12	(7)	1,362
Hotels	2,257	—	—	171	2,428
Multi-family	999	—	—	(8)	991
Non Residential Non-Owner Occupied	4,012	(3)	3	(218)	3,794
Non Residential Owner Occupied	2,421	—	150	(174)	2,397
Commercial real estate	11,083	(40)	165	(236)	10,972

Residential real estate	5,137	(286)	179	691	5,721
Home equity	507	(121)	38	146	570
Consumer	426	(20)	24	(53)	377
DDA Overdrafts	882	(373)	335	(28)	816
	$22,310	$(901)	$779	$500	$22,688

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of June 30, 2025 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$502	$98	$—

1-4 Family	—	109	—
Hotels	1,686	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	288	—
Non Residential Owner Occupied	5,760	1,672	—
Commercial Real Estate	7,446	2,069	—

Residential Real Estate	—	3,602	—
Home Equity	—	283	63
Consumer	—	—	—
Total	$7,948	$6,052	$63

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

The Company recognized no interest income on non-accrual loans during each of the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, the company had one commercial and industrial loan, one hotel loan, and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans totaling $7.9 million. The company had one commercial and industrial and three owner occupied commercial real estate individually evaluated collateral dependent loans recorded at $6.6 million as of December 31, 2024. Changes in the fair value of the collateral for collateral-dependent loans are reported as a provision for credit loss or a recovery of credit loss in the period of change.

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

The following tables present the aging of the amortized cost basis in past-due loans as of June 30, 2025 and December 31, 2024 by class of loan (in thousands):

	June 30, 2025
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$—	$—	$—	$—	$408,717	$600	$409,317

1-4 Family	182	—	—	182	199,109	109	199,400
Hotels	—	—	—	—	378,810	1,686	380,496
Multi-family	—	—	—	—	221,970	—	221,970
Non Residential Non-Owner Occupied	—	—	—	—	739,816	288	740,104
Non Residential Owner Occupied	20	—	—	20	229,483	7,432	236,935
Commercial real estate	202	—	—	202	1,769,188	9,515	1,778,905

Residential real estate	5,618	879	—	6,497	1,874,350	3,602	1,884,449
Home Equity	695	30	63	788	206,835	283	207,906
Consumer	163	—	—	163	52,632	—	52,795
Overdrafts	321	15	—	336	5,488	—	5,824
Total	$6,999	$924	$63	$7,986	$4,317,210	$14,000	$4,339,196

	December 31, 2024
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$—	$—	$—	$—	$416,677	$3,161	$419,838

1-4 Family	106	—	—	106	197,018	134	197,258
Hotels	—	—	—	—	389,660	—	389,660
Multi-family	—	—	—	—	240,943	—	240,943
Non Residential Non-Owner Occupied	—	—	—	—	706,919	346	707,265
Non Residential Owner Occupied	134	—	—	134	226,010	7,353	233,497
Commercial real estate	240	—	—	240	1,760,550	7,833	1,768,623

Residential real estate	6,014	842	156	7,012	1,813,775	2,823	1,823,610
Home Equity	687	189	26	902	198,078	212	199,192
Consumer	145	128	—	273	57,543	—	57,816
Overdrafts	384	7	—	391	5,306	—	5,697
Total	$7,470	$1,166	$182	$8,818	$4,251,929	$14,029	$4,274,776

Loan Restructurings

The Company evaluates all loan restructurings in accordance with ASU No. 2022-02 for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows. As of December 31, 2024 the Company had one loan considered to be restructured with a total balance of $0.2 million. The Company had five loans considered to be restructured with a total balance of $6.3 million as of June 30, 2025.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at June 30, 2025 and December 31, 2024 is as follows (in thousands), with the loans acquired from Citizens categorized by their origination date:

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$20,663	$60,954	$56,231	$23,409	$58,196	$50,899	$131,802	$402,154
Special mention	—	72	4	—	—	—	—	76
Substandard	—	47	127	894	57	1,984	3,978	7,087
Total	$20,663	$61,073	$56,362	$24,303	$58,253	$52,883	$135,780	$409,317
YTD Gross Charge-offs	$—	$30	$—	$—	$—	$—	$—	$30

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$65,161	$63,650	$26,201	$62,445	$36,440	$21,148	$109,869	$384,914
Special mention	60	5	—	—	—	—	—	65
Substandard	1,134	452	1,926	548	2,449	2,051	26,299	34,859
Total	$66,355	$64,107	$28,127	$62,993	$38,889	$23,199	$136,168	$419,838

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$17,710	$35,634	$24,804	$35,041	$26,141	$44,736	$10,174	$194,240
Special mention	—	—	—	1,318	—	723	—	2,041
Substandard	—	—	—	1,639	406	1,074	—	3,119
Total	$17,710	$35,634	$24,804	$37,998	$26,547	$46,533	$10,174	$199,400
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$39,992	$28,545	$38,562	$27,846	$18,218	$29,102	$10,011	$192,276
Special mention	—	—	180	—	842	613	—	1,635
Substandard	—	—	1,688	411	312	936	—	3,347
Total	$39,992	$28,545	$40,430	$28,257	$19,372	$30,651	$10,011	$197,258

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$11,990	$46,581	$49,399	$76,308	$28,468	$143,437	$—	$356,183
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	24,313	—	24,313
Total	$11,990	$46,581	$49,399	$76,308	$28,468	$167,750	$—	$380,496
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$220	$—	$220

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$46,980	$48,278	$78,225	$31,161	$6,742	$152,896	$288	$364,570
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25,090	—	25,090
Total	$46,980	$48,278	$78,225	$31,161	$6,742	$177,986	$288	$389,660

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$22,303	$53,980	$6,759	$17,954	$18,643	$99,811	$1,530	$220,980
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	538	452	—	—	990
Total	$22,303	$53,980	$6,759	$18,492	$19,095	$99,811	$1,530	$221,970
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$73,914	$6,939	$18,191	$19,174	$56,587	$63,314	$1,825	$239,944
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	542	457	—	—	—	999
Total	$73,914	$6,939	$18,733	$19,631	$56,587	$63,314	$1,825	$240,943

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$45,362	$80,996	$107,462	$113,479	$89,265	$256,474	$18,946	$711,984
Special mention	—	—	—	543	87	24,329	—	24,959
Substandard	—	65	—	—	136	2,960	—	3,161
Total	$45,362	$81,061	$107,462	$114,022	$89,488	$283,763	$18,946	$740,104
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$76,051	$110,212	$115,753	$92,783	$53,513	$213,886	$16,284	$678,482
Special mention	—	—	839	92	486	24,108	—	25,525
Substandard	73	15	—	139	—	3,031	—	3,258
Total	$76,124	$110,227	$116,592	$93,014	$53,999	$241,025	$16,284	$707,265

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$18,334	$22,046	$42,825	$27,988	$35,981	$66,242	$4,365	$217,781
Special mention	—	—	360	—	—	1,995	—	2,355
Substandard	—	462	3,955	810	406	10,801	365	16,799
Total	$18,334	$22,508	$47,140	$28,798	$36,387	$79,038	$4,730	$236,935
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$23,376	$45,011	$28,830	$38,061	$15,154	$58,846	$3,938	$213,216
Special mention	—	—	—	—	—	2,029	—	2,029
Substandard	—	3,713	842	1,950	1,167	10,221	359	18,252
Total	$23,376	$48,724	$29,672	$40,011	$16,321	$71,096	$4,297	$233,497

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$115,699	$239,237	$231,248	$270,770	$198,498	$610,702	$35,015	$1,701,169
Special mention	—	—	360	1,861	87	27,046	—	29,354
Substandard	—	527	3,955	2,987	1,401	39,147	365	48,382
Total	$115,699	$239,764	$235,563	$275,618	$199,986	$676,895	$35,380	$1,778,905
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$220	$—	$220

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$260,313	$238,984	$279,562	$209,025	$150,213	$518,042	$32,346	$1,688,485
Special mention	—	—	1,019	92	1,327	26,751	—	29,189
Substandard	73	3,728	3,073	2,958	1,479	39,279	359	50,949
Total	$260,386	$242,712	$283,654	$212,075	$153,019	$584,072	$32,705	$1,768,623

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential real estate
Performing	$147,263	$215,758	$196,498	$340,311	$272,754	$637,639	$70,624	$1,880,847
Non-performing	328	286	214	361	343	1,904	166	3,602
Total	$147,591	$216,044	$196,712	$340,672	$273,097	$639,543	$70,790	$1,884,449
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$49	$—	$49

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential real estate
Performing	$230,045	$209,641	$355,495	$283,509	$223,004	$451,144	$67,949	$1,820,787
Non-performing	$179	$91	$44	$628	$—	$1,521	$360	$2,823
Total	$230,224	$209,732	$355,539	$284,137	$223,004	$452,665	$68,309	$1,823,610

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Home equity
Performing	$12,479	$29,471	$22,712	$10,243	$4,526	$8,218	$119,974	$207,623
Non-performing	—	—	—	—	—	25	258	283
Total	$12,479	$29,471	$22,712	$10,243	$4,526	$8,243	$120,232	$207,906
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$98	$98

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Home equity
Performing	$31,751	$25,164	$11,344	$5,232	$2,832	$7,346	$115,311	$198,980
Non-performing	—	—	—	—	—	—	212	212
Total	$31,751	$25,164	$11,344	$5,232	$2,832	$7,346	$115,523	$199,192

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Consumer
Performing	$9,316	$12,504	$16,445	$8,816	$1,663	$1,760	$2,291	$52,795
Non-performing	—	—	—	—	—	—	—	—
Total	$9,316	$12,504	$16,445	$8,816	$1,663	$1,760	$2,291	$52,795
YTD Gross Charge-offs	$—	$27	$14	$88	$1	$32	$3	$165

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Consumer
Performing	$17,621	$21,062	$11,628	$2,374	$1,456	$1,180	$2,495	$57,816
Non-performing	—	—	—	—	—	—	—	—
Total	$17,621	$21,062	$11,628	$2,374	$1,456	$1,180	$2,495	$57,816

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, generally in the form of securities, based upon mark-to-mark positions. The Company received collateral with a value of $37.0 million and $57.3 million as of June 30, 2025 and December 31, 2024, respectively.

Non-hedging Interest Rate Derivatives

As of June 30, 2025 and December 31, 2024, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$187,936	$3,708	$43,075	$1,264
Loan interest rate swap - liabilities	513,384	34,739	623,844	49,993

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	531,384	35,541	641,844	51,075
Loan interest rate swap - liabilities	187,936	3,708	43,075	1,264

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other (expense) income - derivative assets	$(4,350)	$(367)	$(12,354)	$6,499
Other income (expense) - derivative liabilities	4,350	367	12,354	(6,499)
Other (expense) income - derivative liabilities	(119)	(8)	(279)	84

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $268.3 million and $282.5 million as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025 and 2024, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	June 30, 2025	December 31, 2024
Investment securities available for sale, at fair value	$(1,903)	$(4,740)
Other assets	1,698	4,581
Cumulative adjustment to Interest and dividends on investment securities	205	159

In addition to the agreements entered into in the year ended December 31, 2020, the Company has less than $0.1 million of other fair value hedges to reduce the interest rate risk associated with the change in fair value of certain securities as of June 30, 2025 and December 31, 2024.

During the year ended December 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the three and six months ended June 30, 2025, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	June 30, 2025	December 31, 2024
Gross loans	$(280)	$(582)
Other assets	266	566
Cumulative adjustment to Interest and fees on loans	14	16

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

Restricted shares are forfeited if the awarded officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2025, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2025		2024
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	134,949	$84.90	135,558	$79.19
Granted	40,495	114.73	28,680	100.32
Vested/Forfeited	(42,120)	72.16	(33,298)	77.59
Outstanding at June 30	133,324	$97.59	130,940	$84.22

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense associated with restricted shares, RSUs, and PSUs	$838	$707	$1,557	$1,455

At period-end:			June 30, 2025	June 30, 2024
Unrecognized stock-based compensation expense associated with restricted shares			$8,174	$6,429
Weighted average period (in years) in which the above amount is expected to be recognized			3.3	3.4

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2025 and 2024, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Components of net periodic cost:
Interest cost	$131	$129	$262	$259
Expected return on plan assets	(206)	(207)	(411)	(414)
Net amortization and deferral	51	93	101	186
Net Periodic Pension (Benefit) Cost	$(24)	$15	$(48)	$31

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	June 30, 2025	December 31, 2024
Commitments to extend credit:
Home equity lines	$251,485	$248,664
Commercial real estate	107,882	141,967
Other commitments	345,468	347,744
Standby letters of credit	2,038	2,170
Commercial letters of credit	10,126	8,432

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as those involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Litigation

The Company is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately resolved. There can be no assurance that current legal actions will have an immaterial impact on financial results, either positive or negative, or that no material legal actions may be presented in the future. As of June 30, 2025 management expects the resolution of existing legal actions will not have a material impact on the Company's financial statements.

Note J -         Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 23%.

	Three months ended June 30,			Six months ended June 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2025
Beginning Balance	$(1,442)	$(98,509)	$(99,951)	$(1,442)	$(114,277)	$(115,719)

Other comprehensive income before reclassifications	—	4,568	4,568	—	20,336	20,336
Amounts reclassified from other comprehensive income	—	(115)	(115)	—	(115)	(115)
	—	4,453	4,453	—	20,221	20,221

Ending Balance	$(1,442)	$(94,056)	$(95,498)	$(1,442)	$(94,056)	$(95,498)

2024
Beginning Balance	$(2,581)	$(119,023)	$(121,604)	$(2,581)	$(107,958)	$(110,539)

Other comprehensive (loss) before classifications	—	(714)	(714)	—	(11,780)	(11,780)
Amounts reclassified from other comprehensive income	—	—	—	—	1	1
	—	(714)	(714)	—	(11,779)	(11,779)

Ending Balance	$(2,581)	$(119,737)	$(122,318)	$(2,581)	$(119,737)	$(122,318)

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Consolidated Statements
	2025	2024	2025	2024	of Income

Securities available-for-sale:
Net securities (losses) reclassified into earnings	$150	$—	$150	$(1)	Losses on sale of investment securities, net
Related income tax expense	(35)	—	(35)	—	Income tax expense (benefit)
Net effect on accumulated other comprehensive loss	$115	$—	$115	$(1)

Note K - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income available to common shareholders	$33,387	$29,115	$63,729	$58,638
Less: earnings allocated to participating securities	(306)	(258)	(541)	(519)
Net earnings allocated to common shareholders	$33,081	$28,857	$63,188	$58,119

Distributed earnings allocated to common stock	$11,346	$10,418	$22,691	$20,835
Undistributed earnings allocated to common stock	21,735	18,439	40,497	37,284
Net earnings allocated to common shareholders	$33,081	$28,857	$63,188	$58,119

Average shares outstanding	14,466	14,695	14,541	14,721
Effect of dilutive securities:
Employee stock awards	5	15	10	19
Shares for diluted earnings per share	14,471	14,710	14,551	14,740

Basic earnings per share	$2.29	$1.96	$4.35	$3.95
Diluted earnings per share	$2.29	$1.96	$4.35	$3.94

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at June 30, 2025.

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

	Total	Level 1	Level 2	Level 3
June 30, 2025
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$165,973	$—	$165,973	$—
Mortgage-backed securities:
U.S. Government agencies	1,360,962	—	1,360,962	—
Private label	4,973	—	4,973	—
Trust preferred securities	4,430	—	4,430	—
Corporate securities	26,085	—	26,085	—
Marketable equity securities	5,889	1,707	4,182	—
Derivative assets	41,213	—	41,213	—
Financial Liabilities
Derivative liabilities	38,447	—	38,447	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	185	—	—	185

December 31, 2024
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$183,751	$—	$183,751	$—
Mortgage-backed securities:
U.S. Government agencies	1,202,081	—	1,202,081	—
Private label	4,933	—	4,933	—
Trust preferred securities	4,746	—	4,746	—
Corporate securities	25,795	—	25,795	—
Marketable equity securities	6,157	1,682	4,475	—
Derivative assets	57,491	—	57,491	—
Financial Liabilities
Derivative liabilities	51,257	—	51,257	—

Nonrecurring fair value measurements
Non-Financial Assets
Other real estate owned	754	—	—	754

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the periods indicated (in thousands):

	June 30, 2025	December 31, 2024
Beginning balance	$—	$1,871
Changes in fair value	—	—
Changes due to principal reduction	—	(1,871)
Ending balance	$—	$—

No transfers into or out of Level 3 of the fair value hierarchy occurred during the three and six months ended June 30, 2025 or year ended December 31, 2024.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  Generally, the Company has applied collateral discounts, ranging from 10% to 30%. As of June 30, 2025, the company had one commercial and industrial loan, one hotel loan, and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans totaling $7.9 million. The Company had one commercial and industrial and three owner occupied commercial real estate individually evaluated collateral dependent loans recorded at $6.6 million as of December 31, 2024. The Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis as of June 30, 2025 or as of December 31, 2024.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Assets:
Cash and cash equivalents	$172,124	$172,124	$172,124	$—	$—
Securities available-for-sale	1,562,423	1,562,423	—	1,562,423	—
Marketable equity securities	5,889	5,889	1,707	4,182	—
Net loans	4,319,472	4,204,241	—	—	4,204,241
Accrued interest receivable	21,654	21,654	—	21,654	—
Derivative assets	41,213	41,213	—	41,213	—

Liabilities:
Deposits	5,248,820	5,142,772	3,865,573	1,277,199	—
Securities sold under agreements to repurchase	339,834	339,834	—	339,834	—
FHLB long-term advances	150,000	151,403	—	151,403	—
Accrued interest payable	5,630	5,630	—	5,630	—
Derivative liabilities	38,447	38,447	—	38,447	—

December 31, 2024
Assets:
Cash and cash equivalents	$225,389	$225,389	$225,389	$—	$—
Securities available-for-sale	1,421,306	1,421,306	—	1,421,306	—
Marketable equity securities	6,157	6,157	1,682	4,475	—
Net loans	4,252,854	4,126,124	—	—	4,126,124
Accrued interest receivable	20,650	20,650	—	20,650	—
Derivative assets	57,491	57,491	—	57,491	—

Liabilities:
Deposits	5,144,150	5,039,503	3,799,701	1,239,802	—
Securities sold under agreements to repurchase	325,655	325,655	—	325,655	—
FHLB long-term advances	150,000	149,137	—	149,137	—
Accrued interest payable	6,798	6,798	—	6,798	—
Derivative liabilities	51,257	51,257	—	51,257	—

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

The Company uses a number of economic variables in its scenarios to estimate the Allowance for credit losses (ACL), with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the June 30, 2025 estimate, the Company assumed a 2-year unemployment forecast range of 4.2% to 4.7%, changed from 4.1% to 4.7% for the March 31, 2025 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. In total, the changes in loss rates decreased the reserve $0.5 million for the quarter.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.3 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.5 million, impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the June 30, 2025 estimate, management did not adjust any qualitative factors utilized in the previous quarter.

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

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA makes permanent certain expiring tax provisions of the 2017 Tax Cuts and Jobs Act and introduces new provisions affecting both businesses and individuals. We are currently evaluating the provisions of the OBBBA, but do not expect the impacts to be material to our financial statements.

Financial Summary

Six months ended June 30, 2025 vs. 2024

The Company's financial performance is summarized in the following table:

	Six months ended June 30,
	2025	2024

Net income available to common shareholders (in thousands)	$63,729	$58,638
Earnings per common share, basic	$4.35	$3.95
Earnings per common share, diluted	$4.35	$3.94
Dividend payout ratio	36.3%	36.3%
ROA*	1.96%	1.89%
ROE*	17.1%	17.1%
ROATCE*	21.7%	22.4%
Average equity to average assets ratio	11.5%	11.0%
*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income was $114.7 million for the six months ended June 30, 2025 compared to $109.1 million for the six months ended June 30, 2024 (see Net Interest Income). The Company recorded a recovery of credit losses of $2.0 million for the six months ended June 30, 2025 compared to a provision for credit losses of $0.3 million for the six months ended June 30, 2024 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $1.1 million and non-interest expense increased $4.0 million for the six months ended June 30, 2025 from the six months ended June 30, 2024.

Financial Summary

Three months ended June 30, 2025 vs. 2024

The Company's financial performance is summarized in the following table:

	Three months ended June 30,
	2025	2024

Net income available to common shareholders (in thousands)	$33,387	$29,115
Earnings per common share, basic	$2.29	$1.96
Earnings per common share, diluted	$2.29	$1.96
Dividend payout ratio	34.5%	36.4%
ROA(1)	2.03%	1.85%
ROE(1)	17.9%	17.0%
ROATCE(1)	22.7%	22.2%
Average equity to average assets ratio	11.4%	10.9%

(1)    ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income was $58.9 million for the three months ended June 30, 2025 compared to $54.6 million for the three months ended June 30, 2024 (see Net Interest Income). The Company recorded a $2.0 million recovery of credit losses for the three months ended June 30, 2025 compared to a $0.5 million provision for credit losses for the three months ended June 30, 2024 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.3 million and non-interest expense increased $2.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2024 are summarized in the following table (in millions, except percentages):

	June 30,	December 31,
	2025	2024	$ Change	% Change

Cash and cash equivalents	$172.1	$225.4	$(53.3)	(23.6)%
Total investment securities	1,592.2	1,451.1	141.1	9.7
Gross loans	4,339.2	4,274.8	64.4	1.5

Total deposits	5,248.8	5,144.2	104.6	2.0

Cash and cash equivalents decreased $53.3 million (23.6%) from December 31, 2024 to $172.1 million at June 30, 2025, primarily due to an increase in investment securities and increase in gross loans, which was partially offset by increase in deposits and share repurchases.

Total investment securities increased $141.1 million (9.7%) from December 31, 2024 to $1.59 billion at June 30, 2025, due to mortgage-backed security purchases.

Gross loans increased $64.4 million (1.5%) from December 31, 2024 to $4.34 billion at June 30, 2025. Residential real estate loans increased $60.8 million (3.3%), commercial real estate loans increased $10.3 million (0.6%), and home equity loans increased $8.7 million (4.4%) during the first six months of 2025. These increases were partially offset by a decrease in commercial and industrial loans of $10.5 million (2.5%) and a decrease in consumer loans of $5.0 million (8.7%).

Total deposits increased $104.6 million (2.0%) from December 31, 2024 to $5.2 billion at June 30, 2025. Non-interest-bearing demand deposit balances increased $38.8 million, time deposit balances increased $38.4 million, and savings deposits increased $28.8 million.

Net Interest Income

Six months ended June 30, 2025 vs. 2024

The Company’s net interest income increased from $109.1 million for the six months ended June 30, 2024 to $114.7 million for the six months ended June 30, 2025. The Company’s tax equivalent net interest income increased $5.6 million to $115.1 million for the six months ended June 30, 2025 from $109.5 the six months ended June 30, 2024. The increase in net interest income was due to an increase in average loan balances ($370.0 million) and decrease in cost of interest bearing liabilities (10 basis points) which increased net interest income by $11.0 million and $3.3 million, respectively. Additionally, an increase in average balance of investment securities ($88.2 million) increased net interest income by $2.0 million.

These increases were partially offset by a decrease in yield (38 basis points) on loans and increase in average balance of interest bearing liabilities ($384.6 million) which decreased net interest income by $8.6 million and $5.2 million, respectively. The Company’s reported net interest margin decreased slightly from 3.91% for the six months ended June 30, 2024 to 3.90% for the six months ended June 30, 2025.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Six months ended June 30,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$2,051,918	$53,137	5.22%	$1,962,337	$48,912	5.01%
Commercial, financial, and agriculture(2)	2,189,980	68,516	6.31	2,062,016	67,504	6.58
Installment loans to individuals(2),(3)	59,658	1,852	6.26	68,144	1,997	5.89
Total loans	4,301,556	123,505	5.79	4,092,497	118,413	5.82
Securities:
Taxable	1,367,994	29,292	4.32	1,251,253	25,987	4.18
Tax-exempt(4)	131,348	1,818	2.79	159,871	2,111	2.66
Total securities	1,499,342	31,110	4.18	1,411,124	28,098	4.00
Deposits in depository institutions	155,820	3,446	4.46	127,902	3,490	5.49
Total interest-earning assets	5,956,718	158,061	5.35	5,631,523	150,001	5.36
Cash and due from banks	96,508			100,985
Bank premises and equipment	69,907			71,723
Goodwill and intangible assets	159,438			161,932
Other assets	295,190			311,358
Less: allowance for credit losses	(22,206)			(22,918)
Total assets	$6,555,555			$6,254,603

Liabilities
Interest-bearing demand deposits	$1,339,633	$6,629	1.00%	$1,302,135	$7,284	1.12%
Savings deposits	1,242,470	4,573	0.74	1,251,292	4,505	0.72
Time deposits(2)	1,274,536	22,142	3.50	1,099,059	18,205	3.33
Customer repurchase agreements	346,666	6,476	3.77	325,028	7,521	4.65
FHLB long-term advances	150,000	3,120	4.19	143,407	2,991	4.19
Total interest-bearing liabilities	4,353,305	42,940	1.99	4,120,921	40,506	1.98
Noninterest-bearing demand deposits	1,349,998			1,332,091
Other liabilities	100,872			113,945
Stockholders’ equity	751,380			687,646
Total liabilities and stockholders’ equity	$6,555,555			$6,254,603
Net interest income		$115,121			$109,495
Net yield on earning assets			3.90%			3.91%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2025	2024
	Loan fees, net	$207	$193

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2025	2024
	Residential real estate	$79	$118
	Commercial, financial and agriculture	1,206	1,747
	Installment loans to individuals	4	12
	Time deposits	10	84
		$1,299	$1,961

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Six months ended June 30, 2025 vs. 2024
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$2,227	$1,998	$4,225
Commercial, financial, and agriculture	4,178	(3,166)	1,012
Installment loans to individuals	(248)	104	(144)
Total loans	6,157	(1,064)	5,093
Securities:
Taxable	2,418	887	3,305
Tax-exempt(1)	(376)	82	(294)
Total securities	2,042	969	3,011
Deposits in depository institutions	760	(804)	(44)
Total interest-earning assets	$8,959	$(899)	$8,060
Interest-bearing liabilities:
Interest-bearing demand deposits	$209	$(864)	$(655)
Savings deposits	(32)	100	68
Time deposits	2,899	1,038	3,937
Customer repurchase agreements	499	(1,544)	(1,045)
FHLB long-term advances	137	(8)	129
Total interest-bearing liabilities	$3,712	$(1,278)	$2,434
Net Interest Income	$5,247	$379	$5,626
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended June 30, 2025 vs. 2024

The Company’s net interest income increased approximately $4.3 million, or 7.9%, from $54.6 million during the second quarter of 2024 to $58.9 million during the second quarter of 2025. The Company’s tax equivalent net interest income increased approximately $4.3 million from $54.8 million for the second quarter of 2024 to $59.1 million for the second quarter of 2025. Net interest income increased by $3.2 million due to an increase in average loan balances ($217.8 million) and by $1.7 million due to a decrease in the cost of interest-bearing liabilities (10 basis points). Additionally, net interest income increased by $1.0 million due to an increase in average investment security balances ($83.8 million).

These increases were partially offset by an increase in average balance of interest-bearing liabilities ($204.5 million) which lowered net interest income by $1.7 million. The Company’s reported net interest margin increased from 3.87% for the second quarter of 2024 to 3.95% for the second quarter of 2025.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Three months ended June 30,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$2,068,082	$27,015	5.24%	$1,969,769	$24,763	5.06%
Commercial, financial, and agriculture(2)	2,184,357	34,640	6.36	2,055,263	33,524	6.56
Installment loans to individuals(2),(3)	57,783	933	6.49	67,432	998	5.95
Total loans	4,310,222	62,588	5.82	4,092,464	59,285	5.83
Securities:
Taxable	1,416,770	15,347	4.34	1,302,197	13,947	4.31
Tax-exempt(4)	128,165	904	2.82	158,894	1,060	2.68
Total securities	1,544,935	16,251	4.22	1,461,091	15,007	4.13
Deposits in depository institutions	147,662	1,644	4.47	139,852	1,920	5.52
Total interest-earning assets	6,002,819	80,483	5.38	5,693,407	76,212	5.38
Cash and due from banks	94,199			103,004
Bank premises and equipment	69,523			71,491
Goodwill and intangible assets	159,164			161,607
Other assets	291,943			316,440
Less: allowance for credit losses	(22,127)			(22,694)
Total assets	$6,595,521			$6,323,255

Liabilities
Interest-bearing demand deposits	$1,343,532	$3,332	0.99%	$1,320,402	$3,845	1.17%
Savings deposits	1,247,766	2,302	0.74	1,248,330	2,232	0.72
Time deposits(2)	1,283,806	10,858	3.39	1,125,036	9,820	3.51
Customer repurchase agreements	359,626	3,307	3.69	336,434	3,900	4.66
FHLB long-term advances	150,000	1,568	4.19	150,000	1,568	4.20
Total interest-bearing liabilities	4,384,730	21,367	1.95	4,180,202	21,365	2.06
Noninterest-bearing demand deposits	1,363,481			1,341,642
Other liabilities	97,480			112,301
Shareholders’ equity	749,830			689,110
Total liabilities and shareholders’ equity	$6,595,521			$6,323,255
Net interest income		$59,116			$54,847
Net yield on earning assets			3.95%			3.87%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2025	2024
	Loan fees, net	$6	$60

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2025	2024
	Residential real estate	$57	$72
	Commercial, financial and agriculture	676	683
	Installment loans to individuals	—	6
	Time deposits	3	21
		$736	$782

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended June 30, 2025 vs. 2024
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,239	$1,013	$2,252
Commercial, financial, and agriculture	2,111	(995)	1,116
Installment loans to individuals	(143)	80	(63)
Total loans	3,207	98	3,305
Securities:
Taxable	1,230	170	1,400
Tax-exempt(1)	(206)	48	(158)
Total securities	1,024	218	1,242
Deposits in depository institutions	108	(384)	(276)
Total interest-earning assets	$4,339	$(68)	$4,271
Interest-bearing liabilities:
Interest-bearing demand deposits	$68	$(581)	$(513)
Savings deposits	(1)	71	70
Time deposits	1,390	(352)	1,038
Customer repurchase agreements	270	(863)	(593)
FHLB long-term advances	—	—	—
Total interest-bearing liabilities	$1,727	$(1,725)	$2
Net Interest Income	$2,612	$1,657	$4,269
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net interest income ("GAAP")	$58,924	$54,625	$114,739	$109,052
Taxable equivalent adjustment	192	222	$382	$443
Net interest income, fully taxable equivalent	$59,116	$54,847	$115,121	$109,495

Equity to assets ("GAAP")	11.58%	10.83%
Effect of goodwill and other intangibles, net	(2.18)	(2.33)
Tangible common equity to tangible assets	9.40%	8.50%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024
Commercial and industrial	$409,317	$419,838	$408,312

1-4 Family	199,400	197,258	195,992
Hotels	380,496	389,660	370,954
Multi-family	221,970	240,943	190,390
Non Residential Non-Owner Occupied	740,104	707,265	668,330
Non Residential Owner Occupied	236,935	233,497	235,993
Commercial real estate	1,778,905	1,768,623	1,661,659

Residential real estate	1,884,449	1,823,610	1,797,260
Home equity	207,906	199,192	179,607
Consumer	52,795	57,816	62,352
DDA overdrafts	5,824	5,697	3,683
Total loans	$4,339,196	$4,274,776	$4,112,873

Loan balances increased $64.4 million from December 31, 2024 to June 30, 2025.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans decreased $10.5 million from December 31, 2024 to June 30, 2025.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are made to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $10.3 million from December 31, 2024 to June 30, 2025. At June 30, 2025, $28.8 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans increased $2.1 million from December 31, 2024 to June 30, 2025. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $199.4 million as of June 30, 2025. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans decreased $9.2 million from December 31, 2024 to June 30, 2025. The Hotel portfolio is comprised of all lodging establishments and totaled $380.5 million as of June 30, 2025. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $19.0 million from December 31, 2024 to June 30, 2025. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $222.0 million as of June 30, 2025. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $740.1 million at June 30, 2025 and increased $32.8 million from December 31, 2024 to June 30, 2025.

◦Nonresidential owner-occupied commercial real estate totaled $236.9 million at June 30, 2025 and increased $3.4 million from December 31, 2024. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans increased $60.8 million from December 31, 2024 to June 30, 2025. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family five- and seven-year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are generally sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At June 30, 2025, $6.4 million of the residential real estate loans were for properties under construction.

Home equity loans increased $8.7 million during the first six months of 2025. The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased by $5.0 million during the first six months of 2025.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a recovery of credit losses of $2.0 million in the second quarter of 2025 compared to a $0.5 million provision for credit losses recorded in the second quarter of 2024.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of June 30, 2025 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of June 30,		As of December 31,
	2025	2024	2024
Commercial and industrial	$3,010	$4,232	$4,541

1-4 Family	1,390	1,362	1,366
Hotels	2,134	2,428	2,355
Multi-family	1,418	991	1,390
Non Residential Non-Owner Occupied	3,130	3,794	3,001
Non Residential Owner Occupied	1,754	2,397	1,725
Commercial real estate	9,826	10,972	9,837
Residential real estate	5,446	5,721	5,731
Home equity	548	570	643
Consumer	271	377	381
DDA overdrafts	623	816	789
Allowance for Credit Losses	$19,724	$22,688	$21,922

The Allowance for Credit Losses decreased slightly from $21.9 million at December 31, 2024 to $19.7 million at June 30, 2025. The Company recorded a recovery of credit losses of $2.0 million in the second quarter of 2025, compared to a provision for credit losses of $0.5 million for the comparable period in 2024 and no provision for credit losses for the first quarter of 2025. The recovery of credit losses in the second quarter was primarily due to an upgrade of a specific credit that was downgraded in the third quarter of 2023, but has since seen improved financial performance. This upgrade released $1.4 million of ACL reserves. Additionally, $0.3 million of reserves were reversed due to payoffs on purchase credit deteriorated loans during the quarter ended June 30, 2025. From January 1, 2023 through June 30, 2025, the Company had cumulative net charge-offs of $3.1 million.

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2025 vs. 2024
(in millions, except percentages)

	Six months ended June 30,
	2025	2024	$ Change	% Change
Net investment securities (losses) gains	$(0.1)	$0.2	$(0.3)	(150.0)%
Non-interest income, excluding net investment securities (losses) gains	38.1	36.6	1.5	4.1
Non-interest expense	76.6	72.7	3.9	5.4

Non-Interest Income: Non-interest income was $38.0 million for the six months ended June 30, 2025, as compared to $36.9 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company reported $0.2 million of realized investment gains and $0.3 million of unrealized fair value losses on the Company's equity securities compared to $0.2 million of unrealized fair value gains during the six months ended June 30, 2024.

Excluding net investment securities gains and losses, non-interest income increased from $36.6 million for the six months ended June 30, 2024 to $38.1 million for the six months ended June 30, 2025. The increase was largely attributable to an increase in wealth and investment management fee income of $0.5 million (9.9%), an increase in service charges of $0.4 million (2.9%), and an increase in bank owned life insurance of $0.4 million (23.1%).

Non-Interest Expense: Non-interest expenses increased $3.9 million (5.4%), from $72.7 million in the first six months of 2024 to $76.6 million in the first six months of 2025 primarily due to an increase in salaries and employee benefits

($1.6 million), equipment and software related expense ($1.0 million), other tax-related matters ($0.5 million), and other expenses ($0.5 million).

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2025 was 18.4% compared to 19.6% for the six months ended June 30, 2024.

Non-Interest Income and Non-Interest Expense

Three months ended June 30, 2025 vs. 2024
(in millions, except percentages)

	Three months ended June 30,
	2025	2024	$ Change	% Change
Net investment securities (losses) gains	$(0.1)	0.4	$(0.5)	125.0%
Non-interest income, excluding net investment securities (losses) gains	19.4	18.6	0.8	4.3
Non-interest expense	39.0	36.8	2.2	6.0

Non-Interest Income: Non-interest income was $19.2 million during the quarter ended June 30, 2025, as compared to $18.9 million during the quarter ended June 30, 2024. During the second quarter of 2025, the Company reported $0.2 million of realized investment gains and $0.3 million of unrealized fair value losses on the Company’s equity securities as compared to $0.4 million of unrealized fair value gains on the Company’s equity securities during the second quarter of 2024.

Exclusive of these items, non-interest income increased $0.8 million, or 4.3%, from $18.6 million for the second quarter of 2024 to $19.4 million for the second quarter of 2025. This increase was attributable to an increase of $0.3 million in service fees, an increase of $0.3 million in wealth and investment management fee income, and an increase of $0.2 million in bank owned life insurance.

Non-Interest Expense: Non-interest expenses increased $2.2 million, or 6.1%, from $36.8 million in the second quarter of 2024 to $39.0 million in the second quarter of 2025. This increase was largely due to an increase of $1.2 million in salaries and employee benefits due to increased health insurance costs and salary adjustments. In addition, equipment and software related expenses increased $0.4 million, other tax-related matters increased $0.3 million, and repossessed asset losses increased $0.3 million.

Income Tax Expense: The Company's effective income tax rate for the three months ended June 30, 2025 and June 30, 2024 was 18.9%, and 19.7%, respectively.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
June 30, 2025
+300	7.50%	(0.1)%
+200	6.50	4.0
+100	5.50	6.3
-100	3.50	(2.2)
-200	2.50	(6.7)
-300	1.50	(11.1)

December 31, 2024
+300	7.50%	3.2%
+200	6.50	5.9
+100	5.50	7.0
-100	3.50	(2.9)
-200	2.50	(7.8)
-300	1.50	(13.2)

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

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2025, City National could pay dividends up to $100.2 million plus net profits for the remainder of 2025, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $45.8 million on an annualized basis over the next 12 months based on common shares outstanding at June 30, 2025.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $2.2 million of additional cash over the next 12 months. As of June 30, 2025, City Holding reported a cash balance of $65.9 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

As illustrated in the consolidated statements of cash flows, the Company generated $59.7 million of cash from operating activities during the first six months of 2025, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company utilized $179.4 million of cash in investing activities during the first six months of 2025, primarily due to purchases of available-for-sale securities of $225.8 million and a net increase in loans of $62.0 million. These purchases were partially offset by proceeds from maturities and calls on investment securities of $98.5 million and proceeds of $14.9 million on sales of investment securities. The Company generated $66.4 million of cash in financing activities during the first six months of 2025, principally as a result of a net increase in interest-bearing deposits of $65.9 million, a net increase in non-interest bearing deposits of $38.8 million, and an increase in customer repurchase agreements of $14.2 million. These increases were partially offset by purchases of treasury stock of $28.9 million and dividends paid of $23.2 million.

City National has borrowing facilities with the Federal Reserve Bank and the Federal Home Loan Bank that can be accessed as necessary to fund operations and to provide contingency funding. These borrowing facilities are collateralized by various loans held on City National’s balance sheet. As of June 30, 2025, City National had the capacity to borrow an additional $1.6 billion from these existing borrowing facilities. In addition, approximately $669 million of City National’s investment securities were pledged to collateralize customer repurchase agreements and various deposit accounts, leaving approximately $924 million of City National’s investment securities unpledged at June 30, 2025. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

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

With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 65.5% as of June 30, 2025 and deposit balances fund 79.6% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.6 billion at June 30, 2025, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $489.8 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 60.0% of the Company’s total assets. As interest rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher yielding deposit products, such as money market accounts or time deposits.

As the following table reflects, approximately 15% (estimated) of the Company's deposits were uninsured (either with balances above $250,000 or not collateralized by investment securities) as of June 30, 2025.

Estimated Uninsured Deposits by Deposit Type

	June 30, 2025	March 31, 2025
Noninterest-Bearing Demand Deposits	16%	15%

Interest-Bearing Deposits
Demand Deposits	14%	15%
Savings Deposits	12%	13%
Time Deposits	17%	17%
Total Deposits	15%	15%

The amounts listed above represent management's best estimate as of the respective period shown of uninsured deposits (either with balances above $250,000 or not collateralized by investment securities).

Capital Resources

Shareholders' equity increased $33.6 million for the six months ended June 30, 2025, primarily due to net income of $63.7 million and other comprehensive income of $20.2 million. These increases were partially offset by the repurchase of 255,494 common shares at a weighted average price of $113.09 per share ($28.9 million) as part of a one million share repurchase plan authorized by the Board of Directors in January 2024, and cash dividends declared of $23.0 million.

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

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer are illustrated in the following tables (in thousands, except percentages):

June 30, 2025	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$702,729	16.8%	$293,079	7.0%	$272,145	6.5%
City National Bank	630,437	15.1	292,170	7.0	271,300	6.5
Tier I Capital
City Holding Company	702,729	16.8	355,882	8.5	334,948	8.0
City National Bank	630,437	15.1	354,777	8.5	333,908	8.0
Total Capital
City Holding Company	722,480	17.3	439,619	10.5	418,684	10.0
City National Bank	650,185	15.6	438,255	10.5	417,385	10.0
Tier I Leverage Ratio
City Holding Company	702,729	10.7	262,705	4.0	328,381	5.0
City National Bank	630,437	9.6	261,893	4.0	327,366	5.0

December 31, 2024	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$688,707	16.5%	$291,989	7.0%	$271,133	6.5%
City National Bank	563,301	13.6	291,068	7.0	270,277	6.5
Tier I Capital
City Holding Company	688,707	16.5	354,558	8.5	333,702	8.0
City National Bank	563,301	13.6	353,439	8.5	332,649	8.0
Total Capital
City Holding Company	709,820	17.0	437,983	10.5	417,127	10.0
City National Bank	584,415	14.1	436,602	10.5	415,811	10.0
Tier I Leverage Ratio
City Holding Company	688,707	10.6	259,325	4.0	324,156	5.0
City National Bank	563,301	8.7	258,477	4.0	323,096	5.0

As of June 30, 2025, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of June 30, 2025, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2024, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in May 2022. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended June 30, 2025, and there were no purchases during May or June of 2025:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
April 1, 2025 - April 30, 2025	174,894	$111.09	434,023	565,977

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended June 30, 2025, none of our directors or officers informed us of the adoption or modification, or termination of a Rule 10b5-1 trading arrangement as those terms are defined in Regulation S-K, Item 408.

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

Date: August 6, 2025