Form 10-Q
period 2025-09-30
CITY HOLDING CO
filed 2025-11-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 14,408,651 shares of common stock as of November 3, 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business, which could be further impacted by a prolonged government shutdown; (2) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (3) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (4) changes in the interest rate environment; (5) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (6) changes in technology and increased competition, including competition from non-bank financial institutions; (7) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (8) difficulty growing loan and deposit balances; (9) our ability to effectively execute our business plan, including with respect to future acquisitions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries, including changes in deposit insurance premium levels; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (12) regulatory enforcement actions and adverse legal actions; (13) difficulty attracting and retaining key employees; and (14) other economic, competitive, technological, operational, governmental, regulatory, geopolitical, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands, except share amounts)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$129,665	$117,580
Interest-bearing deposits in depository institutions	95,929	107,809
Cash and Cash Equivalents	225,594	225,389

Investment securities available for sale, at fair value (amortized cost $1,618,775 and $1,570,449, net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024, respectively)	1,510,772	1,421,306
Other securities	29,878	29,803
Total Investment Securities	1,540,650	1,451,109

Gross loans	4,412,775	4,274,776
Allowance for credit losses	(19,658)	(21,922)
Net Loans	4,393,117	4,252,854

Bank owned life insurance	123,506	120,887
Premises and equipment, net	69,539	70,539
Accrued interest receivable	21,890	20,650
Deferred tax assets, net	32,159	41,704
Goodwill and other intangible assets, net	158,414	160,044
Other assets	102,763	116,283
Total Assets	$6,667,632	$6,459,459

Liabilities
Deposits:
Noninterest-bearing	$1,377,313	$1,344,449
Interest-bearing:
Demand deposits	1,338,872	1,335,220
Savings deposits	1,238,832	1,215,358
Time deposits	1,302,575	1,249,123
Total Deposits	5,257,592	5,144,150

Securities sold under agreements to repurchase	369,012	325,655
FHLB long-term advances	150,000	150,000
Other liabilities	92,085	108,990
Total Liabilities	5,868,689	5,728,795

Commitments and contingencies - see Note I

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at September 30, 2025 and December 31, 2024, less 4,552,467 and 4,342,108 shares in treasury, respectively	47,619	47,619
Capital surplus	173,733	176,506
Retained earnings	915,971	852,757
Treasury Stock	(254,153)	(230,499)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(82,785)	(114,277)
Underfunded pension liability	(1,442)	(1,442)
Total Accumulated Other Comprehensive Loss	(84,227)	(115,719)
Total Shareholders’ Equity	798,943	730,664
Total Liabilities and Shareholders’ Equity	$6,667,632	$6,459,459
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Interest and fees on loans	$64,606	$61,407	$188,111	$179,820
Interest and dividends on investment securities:
Taxable	15,947	14,403	45,239	40,390
Tax-exempt	708	824	2,144	2,492
Interest on deposits in depository institutions	829	1,417	4,275	4,907
Total Interest Income	82,090	78,051	239,769	227,609

Interest Expense
Interest on deposits	16,201	17,072	49,545	47,066
Interest on securities sold under agreements to repurchase	3,196	3,788	9,672	11,309
Interest on FHLB long-term advances	1,586	1,586	4,706	4,577
Total Interest Expense	20,983	22,446	63,923	62,952
Net Interest Income	61,107	55,605	175,846	164,657
(Recovery of) Provision for credit losses	(500)	1,200	(2,500)	1,520
Net Interest Income After (Recovery of) Provision for Credit Losses	61,607	54,405	178,346	163,137

Non-Interest Income
Gains (losses) on sale of investment securities, net	37	(12)	187	(13)
Unrealized gains (losses) recognized on equity securities still held, net	96	353	(172)	565
Service charges	7,852	7,531	22,267	21,546
Bankcard revenue	7,324	7,346	21,364	21,391
Wealth and investment management fee income	3,075	2,923	8,993	8,308
Bank owned life insurance	919	1,435	3,014	3,137
Other income	851	772	2,474	2,273
Total Non-Interest Income	20,154	20,348	58,127	57,207

Non-Interest Expense
Salaries and employee benefits	19,779	19,245	58,968	56,874
Occupancy related expense	2,340	2,387	7,238	7,307
Equipment and software related expense	3,618	3,431	10,642	9,490
Bankcard expenses	2,191	2,271	6,609	6,600
Other tax-related matters	2,104	1,756	6,693	5,803
Advertising	668	1,081	2,505	2,920
FDIC insurance expense	761	734	2,293	2,163
Legal and professional fees	549	500	1,782	1,533
Repossessed asset losses, net of expenses	37	21	263	256
Other expenses	5,868	6,212	17,556	17,364
Total Non-Interest Expense	37,915	37,638	114,549	110,310
Income Before Income Taxes	43,846	37,115	121,924	110,034
Income tax expense	8,658	7,306	23,007	21,587
Net Income Available to Common Shareholders	$35,188	$29,809	$98,917	$88,447

Basic earnings per common share	$2.41	$2.02	$6.76	$5.96
Diluted earnings per common share	$2.41	$2.02	$6.75	$5.96
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income available to common shareholders	$35,188	$29,809	$98,917	$88,447

Available-for-Sale Securities
Unrealized gains (losses) on available-for-sale securities arising during the period	14,761	46,460	41,314	31,023
Reclassification adjustment for net (gains) losses	(37)	12	(187)	13
Other comprehensive income before income taxes	14,724	46,472	41,127	31,036
Tax effect	(3,453)	(11,018)	(9,635)	(7,361)
Other comprehensive income, net of tax	11,271	35,454	31,492	23,675

Comprehensive Income, Net of Tax	$46,459	$65,263	$130,409	$112,122

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended September 30, 2025 and 2024
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at June 30, 2024	$47,619	$174,834	$817,549	$(230,944)	$(122,318)	$686,740
Net income	—	—	29,809	—	—	29,809
Other comprehensive income, net of tax	—	—	—	—	35,454	35,454
Cash dividends declared ($0.79 per share)	—	—	(11,580)	—	—	(11,580)
Stock-based compensation expense	—	3,585	—	(2,709)	—	876
Restricted awards granted	—	(2,817)	—	2,817	—	—
Balance at September 30, 2024	$47,619	$175,602	$835,778	$(230,836)	$(86,864)	$741,299

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at June 30, 2025	$47,619	$172,853	$893,422	$(254,181)	$(95,498)	$764,215
Net income	—	—	35,188	—	—	35,188
Other comprehensive income, net of tax	—	—	—	—	11,271	11,271
Cash dividends declared ($0.87 per share)	—	—	(12,639)	—	—	(12,639)
Stock-based compensation expense	—	908	—	—	—	908
Restricted awards granted	—	(28)	—	28	—	—
Balance at September 30, 2025	$47,619	$173,733	$915,971	$(254,153)	$(84,227)	$798,943

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2025 and 2024
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2023	$47,619	$177,424	$780,299	$(217,737)	$(110,539)	677,066
Net income	—	—	88,447	—	—	88,447
Other comprehensive income, net of tax	—	—	—	—	23,675	23,675
Cash dividends declared ($2.22 per share)	—	—	(32,968)	—	—	(32,968)
Stock-based compensation expense	—	2,683	—	—	—	2,683
Restricted awards granted	—	(4,312)	—	4,312	—	—
Exercise of 5,009 stock options	—	(193)	—	485	—	292
Purchase of 178,529 treasury shares	—	—	—	(17,896)	—	(17,896)
Balance at September 30, 2024	$47,619	$175,602	$835,778	$(230,836)	$(86,864)	$741,299

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	$47,619	$176,506	$852,757	$(230,499)	$(115,719)	$730,664
Net income	—	—	98,917	—	—	98,917
Other comprehensive income, net of tax	—	—	—	—	31,492	31,492
Cash dividends declared ($2.45 per share)	—	53	(35,703)	—	—	(35,650)
Stock-based compensation expense	—	2,413	—	—	—	2,413
Restricted awards granted	—	(5,239)	—	5,239	—	—
Purchase of 255,494 treasury shares	—	—	—	(28,893)	—	(28,893)
Balance at September 30, 2025	$47,619	$173,733	$915,971	$(254,153)	$(84,227)	$798,943

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2025	2024
Net income	$98,917	$88,447
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	5,520	5,709
(Recovery of) Provision for credit losses	(2,500)	1,520
Depreciation of premises and equipment	3,144	3,153
Deferred income tax (benefit) expense	(158)	536
Net periodic pension (benefit) cost	(72)	46
Unrealized and realized investment securities gains, net	(15)	(552)
Stock-compensation expense	2,413	2,683
Excess tax expense from stock-compensation	473	298
Increase in value of bank-owned life insurance	(3,014)	(3,188)
Loans held for sale
Loans originated for sale	(13,114)	(8,383)
Proceeds from the sale of loans originated for sale	12,369	8,452
Gain on sale of loans	(227)	(69)
Change in accrued interest receivable	(1,240)	(1,495)
Change in other assets	(10,413)	4,914
Change in other liabilities	4,944	(3,935)
Net Cash Provided by Operating Activities	97,027	98,136

Net increase in loans	(134,328)	(30,911)
Securities available-for-sale
Purchases	(267,857)	(192,555)
Proceeds from sales of securities available-for-sale	66,800	—
Proceeds from maturities and calls	156,890	100,415
Other investments
Purchases	(282)	(242)
Proceeds from sales	35	903
Purchases of premises and equipment	(2,181)	(1,750)
Proceeds from the disposals of premises and equipment	37	92
Proceeds from bank-owned life insurance policies	—	1,248
Payments for low income housing tax credits	(8,645)	(10,378)
Net Cash Used in Investing Activities	(189,531)	(133,178)

Net increase (decrease) in non-interest-bearing deposits	32,864	(3,266)
Net increase in interest-bearing deposits	80,591	171,753
Net increase in short-term borrowings	43,357	4,297
Proceeds from long-term debt	—	50,000
Purchases of treasury stock	(28,893)	(17,896)
Proceeds from exercise of stock options	—	292
Lease payments	(556)	(599)
Dividends paid	(34,654)	(31,866)
Net Cash Provided by Financing Activities	92,709	172,715
Increase in Cash and Cash Equivalents	205	137,673
Cash and cash equivalents at beginning of period	225,389	156,276
Cash and Cash Equivalents at End of Period	$225,594	$293,949

Supplemental Cash Flow Information:
Cash paid for interest	$64,871	$60,631
Cash paid for income taxes	22,804	21,740
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2025. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

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

In July 2025, the FASB issued ASU No. 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets." The amendment relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The ASU does not apply to other types of accounts receivable and loans. This ASU will become effective for the Company on March 31, 2026. The adoption of ASU No. 2025-05 is not expected to have a material impact on the Company's financial statements.

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

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$184,245	$101	$12,165	$172,181	$199,131	$139	$15,519	$183,751
Mortgage-backed securities:
U.S. government agencies	1,398,102	7,859	103,196	1,302,765	1,334,755	1,993	134,667	1,202,081
Private label	5,071	—	55	5,016	5,096	—	163	4,933
Trust preferred securities	4,610	—	229	4,381	4,605	141	—	4,746
Corporate securities	26,747	232	550	26,429	26,862	144	1,211	25,795
Total Securities Available-for-Sale	$1,618,775	$8,192	$116,195	$1,510,772	$1,570,449	$2,417	$151,560	$1,421,306

The Company's other investment securities include marketable equity securities and non-marketable equity securities held for investment. At September 30, 2025 and December 31, 2024, the Company held $6.0 million and $6.2 million, respectively, in marketable equity securities. Changes in the fair value of the marketable equity securities are recorded in "unrealized losses recognized on equity securities still held, net" in the Consolidated Statements of Income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At September 30, 2025 and December 31, 2024, the Company held $23.9 million and

$23.6 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The majority of the Company's investment securities are mortgage-backed. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At September 30, 2025 and December 31, 2024 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2025 and December 31, 2024.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2025
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$22,166	$173	$131,574	$11,992	$153,740	$12,165
Mortgage-backed securities:
U.S. Government agencies	24,686	8,430	709,383	94,766	734,069	103,196
Private label	—	—	5,016	55	5,016	55
Trust preferred securities	4,381	229	—	—	4,381	229
Corporate securities	—	—	24,550	550	24,550	550
Total available-for-sale	$51,233	$8,832	$870,523	$107,363	$921,756	$116,195

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$19,724	$422	$151,508	$15,097	$171,232	$15,519
Mortgage-backed securities:
U.S. Government agencies	114,560	12,669	710,651	121,998	825,211	134,667
Private label	—	—	4,933	163	4,933	163
Trust preferred securities	—	—	—	—	—	—
Corporate securities	—	—	24,035	1,211	24,035	1,211
Total available-for-sale	$134,284	$13,091	$891,127	$138,469	$1,025,411	$151,560

As of September 30, 2025, management does not intend to sell any impaired security, and it is not more likely than not that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. Due to the previously mentioned factors, as of September 30, 2025, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at September 30, 2025, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$23,727	$23,578
Due after one year through five years	116,116	112,477
Due after five years through ten years	290,544	277,236
Due after ten years	1,188,388	1,097,481
Total	$1,618,775	$1,510,772

Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Proceeds on sales of available for sale securities	$51,918	$—	$66,800	$—

Gross realized gains on available for sale securities sold	$319	$—	$556	$—
Gross realized losses on available for sale securities sold	(282)	(12)	(369)	(13)
Net realized available for sale securities gains (losses)	$37	$(12)	$187	$(13)

Gross unrealized gains recognized on equity securities still held	$96	$406	$119	$964
Gross unrealized losses recognized on equity securities still held	—	(53)	(291)	(399)
Net unrealized (losses) gains recognized on equity securities still held	$96	$353	$(172)	$565

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $713 million and $694 million at September 30, 2025 and December 31, 2024, respectively.

Note E -        Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2025	December 31, 2024
Commercial and industrial	$426,654	$419,838

1-4 Family	204,280	197,258
Hotels	397,338	389,660
Multi-family	233,678	240,943
Non Residential Non-Owner Occupied	728,625	707,265
Non Residential Owner Occupied	239,058	233,497
Commercial real estate	1,802,979	1,768,623

Residential real estate	1,909,791	1,823,610
Home equity	218,750	199,192
Consumer	50,056	57,816
Demand deposit account (DDA) overdrafts	4,545	5,697
Gross loans	4,412,775	4,274,776
Allowance for credit losses	(19,658)	(21,922)
Net loans	$4,393,117	$4,252,854

Construction loans included in:
Commercial real estate	31,892	24,681
Residential real estate	$6,785	$7,547

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

Note F -      Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses, by portfolio loan classification, for the three and nine months ended September 30, 2025 and 2024 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Nine months ended September 30, 2025
Commercial and industrial	$4,541	$(37)	$452	$(2,125)	$2,831

1-4 Family	1,366	(2)	45	16	1,425
Hotels	2,355	(220)	—	(76)	2,059
Multi-family	1,390	—	—	106	1,496
Non Residential Non-Owner Occupied	3,001	—	83	81	3,165
Non Residential Owner Occupied	1,725	—	155	(92)	1,788
Commercial real estate	9,837	(222)	283	35	9,933

Residential real estate	5,731	(209)	85	(11)	5,596
Home equity	643	(153)	164	(218)	436
Consumer	381	(174)	50	4	261
DDA overdrafts	789	(1,105)	1,102	(185)	601
	$21,922	$(1,900)	$2,136	$(2,500)	$19,658

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Nine months ended September 30, 2024
Commercial and industrial	$4,474	$(573)	$87	$532	$4,520

1-4 Family	1,402	(177)	202	(193)	1,234
Hotels	2,211	—	—	29	2,240
Multi-family	1,002	—	—	(5)	997
Non Residential Non-Owner Occupied	4,077	(3)	6	(1,043)	3,037
Non Residential Owner Occupied	2,453	(1,800)	161	1,316	2,130
Commercial real estate	11,145	(1,980)	369	104	9,638

Residential real estate	5,398	(348)	255	586	5,891
Home equity	490	(205)	60	279	624
Consumer	269	(159)	147	69	326
DDA Overdrafts	969	(1,165)	1,079	(50)	833
	$22,745	$(4,430)	$1,997	$1,520	$21,832

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Three months ended September 30, 2025
Commercial and industrial	$3,010	$(7)	$400	$(572)	$2,831

1-4 Family	1,390	(2)	12	25	1,425
Hotels	2,134	—	—	(75)	2,059
Multi-family	1,418	—	—	78	1,496
Non Residential Non-Owner Occupied	3,130	—	35	—	3,165
Non Residential Owner Occupied	1,754	—	155	(121)	1,788
Commercial real estate	9,826	(2)	202	(93)	9,933

Residential real estate	5,446	(160)	35	275	5,596
Home equity	548	(55)	64	(121)	436
Consumer	271	(9)	16	(17)	261
DDA overdrafts	623	(399)	349	28	601
	$19,724	$(632)	$1,066	$(500)	$19,658

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Three months ended September 30, 2024
Commercial and industrial	$4,232	$(206)	$24	$470	$4,520

1-4 Family	1,362	(109)	179	(198)	1,234
Hotels	2,428	—	—	(188)	2,240
Multi-family	991	—	—	6	997
Non Residential Non-Owner Occupied	3,794	—	3	(760)	3,037
Non Residential Owner Occupied	2,397	(1,800)	11	1,522	2,130
Commercial real estate	10,972	(1,909)	193	382	9,638

Residential real estate	5,721	(43)	27	186	5,891
Home equity	570	(57)	13	98	624
Consumer	377	(24)	25	(52)	326
DDA Overdrafts	816	(436)	337	116	833
	$22,688	$(2,675)	$619	$1,200	$21,832

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of September 30, 2025 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$465	$90	$—

1-4 Family	—	93	—
Hotels	1,532	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	261	—
Non Residential Owner Occupied	5,632	1,651	—
Commercial Real Estate	7,164	2,005	—

Residential Real Estate	—	2,624	928
Home Equity	—	498	18
Consumer	—	—	—
Total	$7,629	$5,217	$946

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

The Company recognized no interest income on non-accrual loans during each of the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the Company had one commercial and industrial loan, one hotel loan, and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans totaling $7.6 million. The company had one commercial and industrial and three owner occupied commercial real estate individually evaluated collateral dependent loans recorded at $6.6 million as of December 31, 2024. Changes in the fair value of the collateral for collateral-dependent loans are reported as a provision for credit loss or a recovery of credit loss in the period of change.

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

The following tables present the aging of the amortized cost basis in past-due loans as of September 30, 2025 and December 31, 2024 by class of loan (in thousands):

	September 30, 2025
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$140	$—	$—	$140	$425,959	$555	$426,654

1-4 Family	32	213	—	245	203,942	93	204,280
Hotels	—	—	—	—	395,806	1,532	397,338
Multi-family	—	—	—	—	233,678	—	233,678
Non Residential Non-Owner Occupied	543	—	—	543	727,821	261	728,625
Non Residential Owner Occupied	526	—	—	526	231,249	7,283	239,058
Commercial real estate	1,101	213	—	1,314	1,792,496	9,169	1,802,979

Residential real estate	1,312	3,395	928	5,635	1,901,532	2,624	1,909,791
Home Equity	525	108	18	651	217,601	498	218,750
Consumer	221	—	—	221	49,835	—	50,056
Overdrafts	326	2	—	328	4,217	—	4,545
Total	$3,625	$3,718	$946	$8,289	$4,391,640	$12,846	$4,412,775

	December 31, 2024
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$—	$—	$—	$—	$416,677	$3,161	$419,838

1-4 Family	106	—	—	106	197,018	134	197,258
Hotels	—	—	—	—	389,660	—	389,660
Multi-family	—	—	—	—	240,943	—	240,943
Non Residential Non-Owner Occupied	—	—	—	—	706,919	346	707,265
Non Residential Owner Occupied	134	—	—	134	226,010	7,353	233,497
Commercial real estate	240	—	—	240	1,760,550	7,833	1,768,623

Residential real estate	6,014	842	156	7,012	1,813,775	2,823	1,823,610
Home Equity	687	189	26	902	198,078	212	199,192
Consumer	145	128	—	273	57,543	—	57,816
Overdrafts	384	7	—	391	5,306	—	5,697
Total	$7,470	$1,166	$182	$8,818	$4,251,929	$14,029	$4,274,776

Loan Restructurings

The Company evaluates all loan restructurings in accordance with ASU No. 2022-02 for loan modifications to determine if the restructuring results in a new loan or a continuation of the existing loan. Loan modifications to borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows include situations where there is principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions, and combinations of the listed modifications. Therefore, the disclosures related to loan restructurings are only for modifications that directly affect cash flows. As of December 31, 2024 the Company had one loan considered to be restructured with a total balance of $0.2 million. The Company had seven loans considered to be restructured with a total balance of $8.4 million as of September 30, 2025.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at September 30, 2025 and December 31, 2024 is as follows (in thousands), with the loans acquired from Citizens Commerce Bank categorized by their origination date:

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$43,968	$59,073	$52,482	$21,778	$56,546	$55,299	$130,428	$419,574
Special mention	—	71	3	—	—	—	—	74
Substandard	—	134	124	876	47	1,926	3,899	7,006
Total	$43,968	$59,278	$52,609	$22,654	$56,593	$57,225	$134,327	$426,654
YTD Gross Charge-offs	$—	$30	$—	$—	$—	$7	$—	$37

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$65,161	$63,650	$26,201	$62,445	$36,440	$21,148	$109,869	$384,914
Special mention	60	5	—	—	—	—	—	65
Substandard	1,134	452	1,926	548	2,449	2,051	26,299	34,859
Total	$66,355	$64,107	$28,127	$62,993	$38,889	$23,199	$136,168	$419,838

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$31,470	$30,998	$23,860	$33,745	$25,595	$41,994	$11,139	$198,801
Special mention	198	—	—	1,317	—	595	—	2,110
Substandard	—	—	—	1,803	404	1,162	—	3,369
Total	$31,668	$30,998	$23,860	$36,865	$25,999	$43,751	$11,139	$204,280
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$2	$—	$2

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$39,992	$28,545	$38,562	$27,846	$18,218	$29,102	$10,011	$192,276
Special mention	—	—	180	—	842	613	—	1,635
Substandard	—	—	1,688	411	312	936	—	3,347
Total	$39,992	$28,545	$40,430	$28,257	$19,372	$30,651	$10,011	$197,258

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$43,726	$46,352	$51,042	$75,349	$27,882	$128,994	$—	$373,345
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	23,993	—	23,993
Total	$43,726	$46,352	$51,042	$75,349	$27,882	$152,987	$—	$397,338
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$220	$—	$220

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$46,980	$48,278	$78,225	$31,161	$6,742	$152,896	$288	$364,570
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25,090	—	25,090
Total	$46,980	$48,278	$78,225	$31,161	$6,742	$177,986	$288	$389,660

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$32,993	$56,996	$6,185	$17,838	$18,260	$98,542	$1,878	$232,692
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	536	450	—	—	986
Total	$32,993	$56,996	$6,185	$18,374	$18,710	$98,542	$1,878	$233,678
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$73,914	$6,939	$18,191	$19,174	$56,587	$63,314	$1,825	$239,944
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	542	457	—	—	—	999
Total	$73,914	$6,939	$18,733	$19,631	$56,587	$63,314	$1,825	$240,943

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$68,015	$82,822	$106,610	$112,304	$87,277	$239,125	$4,616	$700,769
Special mention	537	—	—	543	85	23,588	—	24,753
Substandard	—	49	—	—	134	2,920	—	3,103
Total	$68,552	$82,871	$106,610	$112,847	$87,496	$265,633	$4,616	$728,625
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$76,051	$110,212	$115,753	$92,783	$53,513	$213,886	$16,284	$678,482
Special mention	—	—	839	92	486	24,108	—	25,525
Substandard	73	15	—	139	—	3,031	—	3,258
Total	$76,124	$110,227	$116,592	$93,014	$53,999	$241,025	$16,284	$707,265

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$25,642	$21,658	$42,114	$28,058	$35,014	$62,382	$4,888	$219,756
Special mention	—	—	359	—	—	1,922	—	2,281
Substandard	—	549	3,954	794	497	10,862	365	17,021
Total	$25,642	$22,207	$46,427	$28,852	$35,511	$75,166	$5,253	$239,058
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$23,376	$45,011	$28,830	$38,061	$15,154	$58,846	$3,938	$213,216
Special mention	—	—	—	—	—	2,029	—	2,029
Substandard	—	3,713	842	1,950	1,167	10,221	359	18,252
Total	$23,376	$48,724	$29,672	$40,011	$16,321	$71,096	$4,297	$233,497

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$201,845	$238,826	$229,811	$267,294	$194,028	$571,037	$22,522	$1,725,363
Special mention	736	—	359	1,860	84	26,104	—	29,143
Substandard	—	599	3,954	3,133	1,485	38,937	365	48,473
Total	$202,581	$239,425	$234,124	$272,287	$195,597	$636,078	$22,887	$1,802,979
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$222	$—	$222

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$260,313	$238,984	$279,562	$209,025	$150,213	$518,042	$32,346	$1,688,485
Special mention	—	—	1,019	92	1,327	26,751	—	29,189
Substandard	73	3,728	3,073	2,958	1,479	39,279	359	50,949
Total	$260,386	$242,712	$283,654	$212,075	$153,019	$584,072	$32,705	$1,768,623

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential real estate
Performing	$230,227	$207,109	$189,254	$329,582	$265,002	$614,150	$71,843	$1,907,167
Non-performing	—	192	208	—	158	2,004	62	2,624
Total	$230,227	$207,301	$189,462	$329,582	$265,160	$616,154	$71,905	$1,909,791
YTD Gross Charge-offs	$—	$—	$—	$42	$—	$167	$—	$209

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential real estate
Performing	$230,045	$209,641	$355,495	$283,509	$223,004	$451,144	$67,949	$1,820,787
Non-performing	$179	$91	$44	$628	$—	$1,521	$360	$2,823
Total	$230,224	$209,732	$355,539	$284,137	$223,004	$452,665	$68,309	$1,823,610

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Home equity
Performing	$23,604	$27,705	$20,784	$9,817	$4,072	$7,523	$124,747	$218,252
Non-performing	—	—	—	—	109	24	365	498
Total	$23,604	$27,705	$20,784	$9,817	$4,181	$7,547	$125,112	$218,750
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$153	$153

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Home equity
Performing	$31,751	$25,164	$11,344	$5,232	$2,832	$7,346	$115,311	$198,980
Non-performing	—	—	—	—	—	—	212	212
Total	$31,751	$25,164	$11,344	$5,232	$2,832	$7,346	$115,523	$199,192

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Consumer
Performing	$12,196	$10,724	$14,527	$7,569	$1,368	$1,333	$2,339	$50,056
Non-performing	—	—	—	—	—	—	—	—
Total	$12,196	$10,724	$14,527	$7,569	$1,368	$1,333	$2,339	$50,056
YTD Gross Charge-offs	$8	$27	$14	$88	$1	$32	$4	$174

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Consumer
Performing	$17,621	$21,062	$11,628	$2,374	$1,456	$1,180	$2,495	$57,816
Non-performing	—	—	—	—	—	—	—	—
Total	$17,621	$21,062	$11,628	$2,374	$1,456	$1,180	$2,495	$57,816

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, generally in the form of securities, based upon mark-to-mark positions. The Company received collateral with a value of $32.5 million and $57.3 million as of September 30, 2025 and December 31, 2024, respectively.

Non-hedging Interest Rate Derivatives

As of September 30, 2025 and December 31, 2024, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands):

	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$249,949	$4,167	$43,075	$1,264
Loan interest rate swap - liabilities	498,166	31,800	623,844	49,993

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	508,166	32,538	641,844	51,075
Loan interest rate swap - liabilities	249,949	4,167	43,075	1,264

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other (expense) income - derivative assets	$(2,105)	$(16,556)	$(14,459)	$(10,057)
Other income (expense) - derivative liabilities	2,105	16,556	14,459	10,057
Other (expense) income - derivative liabilities	(63)	(342)	(343)	(258)

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $252.0 million and $282.5 million as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025 and 2024, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	September 30, 2025	December 31, 2024
Investment securities available for sale, at fair value	$(369)	$(4,740)
Other assets	314	4,581
Cumulative adjustment to Interest and dividends on investment securities	55	159

In addition to the agreements entered into in the year ended December 31, 2020, the Company has less than $0.1 million of other fair value hedges to reduce the interest rate risk associated with the change in fair value of certain securities as of September 30, 2025 and December 31, 2024.

During the year ended December 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the three and nine months ended September 30, 2025, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	September 30, 2025	December 31, 2024
Gross loans	$(116)	$(582)
Other assets	103	566
Cumulative adjustment to Interest and fees on loans	13	16

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

Restricted shares are forfeited if the awarded officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2025, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2025		2024
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	134,949	$84.90	135,558	$79.19
Granted	40,745	114.75	37,239	98.20
Vested/Forfeited	(42,120)	72.16	(35,098)	77.01
Outstanding at September 30	133,574	$97.63	137,699	$84.88

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense associated with restricted shares, RSUs, and PSUs	$908	$876	$2,466	$2,331

At period-end:			September 30, 2025	September 30, 2024
Unrecognized stock-based compensation expense associated with restricted shares			$7,287	$6,334
Weighted average period (in years) in which the above amount is expected to be recognized			3.2	3.1

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2025 and 2024, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Components of net periodic cost:
Interest cost	$131	$129	$393	$388
Expected return on plan assets	(206)	(207)	(616)	(621)
Net amortization and deferral	51	93	151	279
Net Periodic Pension (Benefit) Cost	$(24)	$15	$(72)	$46

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	September 30, 2025	December 31, 2024
Commitments to extend credit:
Home equity lines	$258,671	$248,664
Commercial real estate	112,811	141,967
Other commitments	294,162	347,744
Standby letters of credit	2,012	2,170
Commercial letters of credit	10,272	8,432

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as those involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Litigation

The Company is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately resolved. There can be no assurance that current legal actions will have an immaterial impact on financial results, either positive or negative, or that no material legal actions may be presented in the future. As of September 30, 2025 management expects the resolution of existing legal actions will not have a material impact on the Company's financial statements.

Note J -         Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 23%.

	Three months ended September 30,			Nine months ended September 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2025
Beginning Balance	$(1,442)	$(94,056)	$(95,498)	$(1,442)	$(114,277)	$(115,719)

Other comprehensive income before reclassifications	—	11,299	11,299	—	31,635	31,635
Amounts reclassified from other comprehensive income	—	(28)	(28)	—	(143)	(143)
	—	11,271	11,271	—	31,492	31,492

Ending Balance	$(1,442)	$(82,785)	$(84,227)	$(1,442)	$(82,785)	$(84,227)

2024
Beginning Balance	$(2,581)	$(119,737)	$(122,318)	$(2,581)	$(107,958)	$(110,539)

Other comprehensive income before classifications	—	35,444	35,444	—	23,664	23,664
Amounts reclassified from other comprehensive income	—	10	10	—	11	11
	—	35,454	35,454	—	23,675	23,675

Ending Balance	$(2,581)	$(84,283)	$(86,864)	$(2,581)	$(84,283)	$(86,864)

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Consolidated Statements
	2025	2024	2025	2024	of Income

Securities available-for-sale:
Net securities losses (gains) reclassified into earnings	$37	$(12)	$187	$(13)	Gains (losses) on sale of investment securities, net
Related income tax (benefit) expense	(9)	2	(44)	2	Income tax expense (benefit)
Net effect on accumulated other comprehensive loss	$28	$(10)	$143	$(11)

Note K - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income available to common shareholders	$35,188	$29,809	$98,917	$88,447
Less: earnings allocated to participating securities	(323)	(278)	(864)	(823)
Net earnings allocated to common shareholders	$34,865	$29,531	$98,053	$87,624

Distributed earnings allocated to common stock	$12,495	$11,506	$35,186	$32,333
Undistributed earnings allocated to common stock	22,370	18,025	62,867	55,291
Net earnings allocated to common shareholders	$34,865	$29,531	$98,053	$87,624

Average shares outstanding	14,457	14,633	14,512	14,691
Effect of dilutive securities:
Employee stock awards	6	21	9	20
Shares for diluted earnings per share	14,463	14,654	14,521	14,711

Basic earnings per share	$2.41	$2.02	$6.76	$5.96
Diluted earnings per share	$2.41	$2.02	$6.75	$5.96

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at September 30, 2025.

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

	Total	Level 1	Level 2	Level 3
September 30, 2025
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$172,181	$—	$172,181	$—
Mortgage-backed securities:
U.S. Government agencies	1,302,765	—	1,302,765	—
Private label	5,016	—	5,016	—
Trust preferred securities	4,381	—	4,381	—
Corporate securities	26,429	—	26,429	—
Marketable equity securities	5,984	1,748	4,236	—
Derivative assets	37,122	—	37,122	—
Financial Liabilities
Derivative liabilities	35,967	—	35,967	—

Nonrecurring fair value measurements
Financial Assets
Collateral-dependent individually evaluated loans	$7,629	$—	$—	$7,629
Non-Financial Assets
Other real estate owned	485	—	—	485

December 31, 2024
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$183,751	$—	$183,751	$—
Mortgage-backed securities:
U.S. Government agencies	1,202,081	—	1,202,081	—
Private label	4,933	—	4,933	—
Trust preferred securities	4,746	—	4,746	—
Corporate securities	25,795	—	25,795	—
Marketable equity securities	6,157	1,682	4,475	—
Derivative assets	57,491	—	57,491	—
Financial Liabilities
Derivative liabilities	51,257	—	51,257	—

Nonrecurring fair value measurements
Financial Assets
Collateral-dependent individually evaluated loans	$6,602	$—	$—	$6,602
Non-Financial Assets
Other real estate owned	754	—	—	754

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the periods indicated (in thousands):

	September 30, 2025	December 31, 2024
Beginning balance	$—	$1,871
Changes in fair value	—	—
Changes due to principal reduction	—	(1,871)
Ending balance	$—	$—

No transfers into or out of Level 3 of the fair value hierarchy occurred during the three and nine months ended September 30, 2025 or year ended December 31, 2024.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  Generally, the Company has applied collateral discounts, ranging from 10% to 30%. The Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis as of September 30, 2025 or as of December 31, 2024.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets:
Cash and cash equivalents	$225,594	$225,594	$225,594	$—	$—
Securities available-for-sale	1,510,772	1,510,772	—	1,510,772	—
Marketable equity securities	5,984	5,984	1,748	4,236	—
Net loans	4,393,117	4,261,323	—	—	4,261,323
Accrued interest receivable	21,890	21,890	—	21,890	—
Derivative assets	37,122	37,122	—	37,122	—

Liabilities:
Deposits	5,257,592	5,173,711	3,880,279	1,293,432	—
Securities sold under agreements to repurchase	369,012	369,012	—	369,012	—
FHLB long-term advances	150,000	151,785	—	151,785	—
Accrued interest payable	5,863	5,863	—	5,863	—
Derivative liabilities	35,967	35,967	—	35,967	—

December 31, 2024
Assets:
Cash and cash equivalents	$225,389	$225,389	$225,389	$—	$—
Securities available-for-sale	1,421,306	1,421,306	—	1,421,306	—
Marketable equity securities	6,157	6,157	1,682	4,475	—
Net loans	4,252,854	4,126,124	—	—	4,126,124
Accrued interest receivable	20,650	20,650	—	20,650	—
Derivative assets	57,491	57,491	—	57,491	—

Liabilities:
Deposits	5,144,150	5,039,503	3,799,701	1,239,802	—
Securities sold under agreements to repurchase	325,655	325,655	—	325,655	—
FHLB long-term advances	150,000	149,137	—	149,137	—
Accrued interest payable	6,798	6,798	—	6,798	—
Derivative liabilities	51,257	51,257	—	51,257	—

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

The Company uses a number of economic variables in its scenarios to estimate the Allowance for credit losses (ACL), with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the September 30, 2025 estimate, the Company assumed a 2-year unemployment forecast range of 4.3% to 4.7%, changed from 4.2% to 4.7% for the June 30, 2025 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. In total, the changes in loss rates decreased the reserve $0.1 million for the quarter.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.3 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.6 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the September 30, 2025 estimate, management did not adjust any qualitative factors utilized in the previous quarter.

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

Financial Summary

Nine months ended September 30, 2025 vs. 2024

The Company's financial performance is summarized in the following table:

	Nine months ended September 30,
	2025	2024

Net income available to common shareholders (in thousands)	$98,917	$88,447
Earnings per common share, basic	$6.76	$5.96
Earnings per common share, diluted	$6.75	$5.96
Dividend payout ratio	36.3%	37.3%
ROA*	2.01%	1.88%
ROE*	17.4%	16.9%
ROATCE*	22.0%	21.9%
Average equity to average assets ratio	11.6%	11.1%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income was $175.8 million for the nine months ended September 30, 2025 compared to $164.7 million for the nine months ended September 30, 2024 (see Net Interest Income). The Company recorded a recovery of credit losses of $2.5 million for the nine months ended September 30, 2025 compared to a provision for credit losses of $1.5 million for the nine months ended September 30, 2024 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.9 million and non-interest expense increased $4.2 million for the nine months ended September 30, 2025 from the nine months ended September 30, 2024.

Financial Summary

Three months ended September 30, 2025 vs. 2024

The Company's financial performance is summarized in the following table:

	Three months ended September 30,
	2025	2024

Net income available to common shareholders (in thousands)	$35,188	$29,809
Earnings per common share, basic	$2.41	$2.02
Earnings per common share, diluted	$2.41	$2.02
Dividend payout ratio	36.1%	39.1%
ROA(1)	2.11%	1.87%
ROE(1)	17.9%	16.3%
ROATCE(1)	22.5%	20.9%
Average equity to average assets ratio	11.8%	11.4%

(1)    ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income was $61.1 million for the three months ended September 30, 2025 compared to $55.6 million for the three months ended September 30, 2024 (see Net Interest Income). The Company recorded a $0.5 million recovery of credit losses for the three months ended September 30, 2025 compared to a $1.2 million provision for credit losses for the three months ended September 30, 2024 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income decreased $0.2 million and non-interest expense increased $0.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2024 are summarized in the following table (in millions, except percentages):

	September 30,	December 31,
	2025	2024	$ Change	% Change

Cash and cash equivalents	$225.6	$225.4	$0.2	0.1%
Total investment securities	1,540.7	1,451.1	89.6	6.2
Gross loans	4,412.8	4,274.8	138.0	3.2

Total deposits	5,257.6	5,144.2	113.4	2.2

Cash and cash equivalents increased $0.2 million (0.1%) from December 31, 2024 to $225.6 million at September 30, 2025.

Total investment securities increased $89.6 million (6.2%) from December 31, 2024 to $1.54 billion at September 30, 2025, due to mortgage-backed security purchases.

Gross loans increased $138.0 million (3.2%) from December 31, 2024 to $4.41 billion at September 30, 2025. Residential real estate loans increased $86.2 million (4.7%), commercial real estate loans increased $34.4 million (1.9%), home equity loans increased $19.6 million (9.8%), and commercial and industrial loans increased $6.8 million (1.6%) during the first nine months of 2025. These increases were partially offset by a decrease in consumer loans of $7.8 million (13.4%).

Total deposits increased $113.4 million (2.2%) from December 31, 2024 to $5.3 billion at September 30, 2025. Time deposit balances increased $53.5 million, non-interest-bearing demand deposit balances increased $32.9 million, and savings deposits increased $23.5 million.

Net Interest Income

Nine months ended September 30, 2025 vs. 2024

The Company’s net interest income increased from $164.7 million for the nine months ended September 30, 2024 to $175.8 million for the nine months ended September 30, 2025. The Company’s tax equivalent net interest income increased $11.1 million to $176.4 million for the nine months ended September 30, 2025 from $165.3 the nine months ended September 30, 2024. The increase in net interest income was due to an increase in average loan balances ($221.2 million) and decrease in cost of interest bearing liabilities (7 basis points) which increased net interest income by $9.7 million and $4.3 million, respectively. Additionally, an increase in average balance of investment securities ($79.1 million) increased net interest income by $2.8 million.

These increases were partially offset by an increase in average balance of interest bearing liabilities ($211.5 million) which decreased net interest income by $5.2 million. The Company’s reported net interest margin increased slightly from 3.90% for the nine months ended September 30, 2024 to 3.95% for the nine months ended September 30, 2025.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Nine months ended September 30,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$2,068,502	$81,373	5.26%	$1,968,377	$74,566	5.06%
Commercial, financial, and agriculture(2)	2,200,471	103,959	6.32	2,070,431	102,211	6.59
Installment loans to individuals(2),(3)	58,459	2,779	6.36	67,463	3,042	6.02
Total loans	4,327,432	188,111	5.81	4,106,271	179,819	5.85
Securities:
Taxable	1,390,756	45,239	4.35	1,282,167	40,390	4.21
Tax-exempt(4)	130,179	2,714	2.79	159,654	3,154	2.64
Total securities	1,520,935	47,953	4.22	1,441,821	43,544	4.03
Deposits in depository institutions	128,556	4,275	4.45	119,649	4,907	5.48
Total interest-earning assets	5,976,923	240,339	5.38	5,667,741	228,270	5.38
Cash and due from banks	96,370			104,269
Bank premises and equipment	69,721			71,479
Goodwill and intangible assets	159,162			161,622
Other assets	291,080			305,113
Less: allowance for credit losses	(21,499)			(23,014)
Total assets	$6,571,757			$6,287,210

Liabilities
Interest-bearing demand deposits	$1,336,129	$10,007	1.00%	$1,308,779	$11,384	1.16%
Savings deposits	1,242,141	6,921	0.74	1,240,788	6,705	0.72
Time deposits(2)	1,281,575	32,616	3.40	1,124,295	28,977	3.44
Customer repurchase agreements	345,735	9,672	3.74	324,631	11,309	4.65
FHLB long-term advances	150,000	4,707	4.20	145,620	4,577	4.20
Total interest-bearing liabilities	4,355,580	63,923	1.96	4,144,113	62,952	2.03
Noninterest-bearing demand deposits	1,358,250			1,332,988
Other liabilities	97,024			109,194
Stockholders’ equity	760,903			700,915
Total liabilities and stockholders’ equity	$6,571,757			$6,287,210
Net interest income		$176,416			$165,318
Net yield on earning assets			3.95%			3.90%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2025	2024
	Loan fees, net	$246	$320

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2025	2024
	Residential real estate	$245	$145
	Commercial, financial and agriculture	1,741	2,499
	Installment loans to individuals	6	17
	Time deposits	13	98
		$2,005	$2,759

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2025 vs. 2024
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$3,789	$3,018	$6,807
Commercial, financial, and agriculture	6,414	(4,666)	1,748
Installment loans to individuals	(406)	143	(263)
Total loans	9,797	(1,505)	8,292
Securities:
Taxable	3,418	1,431	4,849
Tax-exempt(1)	(582)	142	(440)
Total securities	2,836	1,573	4,409
Deposits in depository institutions	365	(997)	(632)
Total interest-earning assets	$12,998	$(929)	$12,069
Interest-bearing liabilities:
Interest-bearing demand deposits	$238	$(1,615)	$(1,377)
Savings deposits	7	209	216
Time deposits	4,050	(411)	3,639
Customer repurchase agreements	735	(2,372)	(1,637)
FHLB long-term advances	138	(8)	130
Total interest-bearing liabilities	$5,168	$(4,197)	$971
Net Interest Income	$7,830	$3,268	$11,098
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended September 30, 2025 vs. 2024

The Company’s net interest income increased approximately $5.5 million, or 9.9%, from $55.6 million during the third quarter of 2024 to $61.1 million during the third quarter of 2025. The Company’s tax equivalent net interest income increased approximately $5.5 million from $55.8 million for the third quarter of 2024 to $61.3 million for the third quarter of 2025. Net interest income increased by $3.6 million due to an increase in average loan balances ($244.8 million) and by $2.9 million due to a decrease in the cost of interest-bearing liabilities (22 basis points). Additionally, net interest income increased $0.8 million due to an increase in average investment security balances ($60.9 million).

These increases were partially offset by an increase in average balance of interest-bearing liabilities ($170.1 million) which lowered net interest income by $1.4 million. The Company’s reported net interest margin increased from 3.87% for the third quarter of 2024 to 4.04% for the third quarter of 2025.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Three months ended September 30,
	2025			2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$2,106,823	$28,235	5.32%	$1,984,502	$25,654	5.14%
Commercial, financial, and agriculture(2)	2,215,319	35,443	6.35	2,082,888	34,708	6.63
Installment loans to individuals(2),(3)	56,200	928	6.55	66,130	1,045	6.29
Total loans	4,378,342	64,606	5.85	4,133,520	61,407	5.91
Securities:
Taxable	1,435,540	15,947	4.41	1,343,323	14,402	4.27
Tax-exempt(4)	127,878	895	2.78	159,225	1,043	2.61
Total securities	1,563,418	16,842	4.27	1,502,548	15,445	4.09
Deposits in depository institutions	74,918	829	4.39	103,322	1,417	5.46
Total interest-earning assets	6,016,678	82,277	5.43	5,739,390	78,269	5.43
Cash and due from banks	96,097			110,765
Bank premises and equipment	69,355			70,998
Goodwill and intangible assets	158,619			161,009
Other assets	282,993			292,758
Less: allowance for credit losses	(20,109)			(23,205)
Total assets	$6,603,633			$6,351,715

Liabilities
Interest-bearing demand deposits	$1,329,234	$3,378	1.01%	$1,321,922	$4,100	1.23%
Savings deposits	1,241,494	2,348	0.75	1,220,009	2,200	0.72
Time deposits(2)	1,295,424	10,475	3.21	1,174,217	10,772	3.65
Customer repurchase agreements	343,903	3,196	3.69	323,844	3,788	4.65
FHLB long-term advances	150,000	1,586	4.19	150,000	1,586	4.21
Total interest-bearing liabilities	4,360,055	20,983	1.91	4,189,992	22,446	2.13
Noninterest-bearing demand deposits	1,374,486			1,334,762
Other liabilities	89,456			99,797
Shareholders’ equity	779,636			727,164
Total liabilities and shareholders’ equity	$6,603,633			$6,351,715
Net interest income		$61,294			$55,823
Net yield on earning assets			4.04%			3.87%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2025	2024
	Loan fees, net	$39	$127

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2025	2024
	Residential real estate	$166	$27
	Commercial, financial and agriculture	535	752
	Installment loans to individuals	2	5
	Time deposits	3	14
		$706	$798

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2025 vs. 2024
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,586	$995	$2,581
Commercial, financial, and agriculture	2,213	(1,478)	735
Installment loans to individuals	(157)	40	(117)
Total loans	3,642	(443)	3,199
Securities:
Taxable	991	554	1,545
Tax-exempt(1)	(206)	58	(148)
Total securities	785	612	1,397
Deposits in depository institutions	(391)	(197)	(588)
Total interest-earning assets	$4,036	$(28)	$4,008
Interest-bearing liabilities:
Interest-bearing demand deposits	$23	$(745)	$(722)
Savings deposits	39	109	148
Time deposits	1,115	(1,412)	(297)
Customer repurchase agreements	235	(827)	(592)
FHLB long-term advances	—	—	—
Total interest-bearing liabilities	$1,412	$(2,875)	$(1,463)
Net Interest Income	$2,624	$2,847	$5,471
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net interest income ("GAAP")	$61,107	$55,605	$175,846	$164,657
Taxable equivalent adjustment	187	218	$570	$661
Net interest income, fully taxable equivalent	$61,294	$55,823	$176,416	$165,318

Equity to assets ("GAAP")	11.98%	11.52%
Effect of goodwill and other intangibles, net	(2.14)	(2.26)
Tangible common equity to tangible assets	9.84%	9.26%

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024
Commercial and industrial	$426,654	$419,838	$424,414

1-4 Family	204,280	197,258	194,670
Hotels	397,338	389,660	383,232
Multi-family	233,678	240,943	193,875
Non Residential Non-Owner Occupied	728,625	707,265	665,210
Non Residential Owner Occupied	239,058	233,497	236,826
Commercial real estate	1,802,979	1,768,623	1,673,813

Residential real estate	1,909,791	1,823,610	1,806,578
Home equity	218,750	199,192	190,149
Consumer	50,056	57,816	58,710
DDA overdrafts	4,545	5,697	4,166
Total loans	$4,412,775	$4,274,776	$4,157,830

Loan balances increased $138.0 million from December 31, 2024 to September 30, 2025.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $6.8 million from December 31, 2024 to September 30, 2025.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are made to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $34.4 million from December 31, 2024 to September 30, 2025. At September 30, 2025, $31.9 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans increased $7.0 million from December 31, 2024 to September 30, 2025. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $204.3 million as of September 30, 2025. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans increased $7.7 million from December 31, 2024 to September 30, 2025. The Hotel portfolio is comprised of all lodging establishments and totaled $397.3 million as of September 30, 2025. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $7.3 million from December 31, 2024 to September 30, 2025. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $233.7 million as of September 30, 2025. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $728.6 million at September 30, 2025 and increased $21.4 million from December 31, 2024 to September 30, 2025.
◦Nonresidential owner-occupied commercial real estate totaled $239.1 million at September 30, 2025 and increased $5.6 million from December 31, 2024. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans increased $86.2 million from December 31, 2024 to September 30, 2025. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family five- and seven-year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are generally sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At September 30, 2025, $6.8 million of the residential real estate loans were for properties under construction.

Home equity loans increased $19.6 million during the first nine months of 2025. The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased by $7.8 million during the first nine months of 2025.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a recovery of credit losses of $0.5 million in the third quarter of 2025 compared to a $1.2 million provision for credit losses recorded in the third quarter of 2024.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of September 30, 2025 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of September 30,		As of December 31,
	2025	2024	2024
Commercial and industrial	$2,831	$4,520	$4,541

1-4 Family	1,425	1,234	1,366
Hotels	2,059	2,240	2,355
Multi-family	1,496	997	1,390
Non Residential Non-Owner Occupied	3,165	3,037	3,001
Non Residential Owner Occupied	1,788	2,130	1,725
Commercial real estate	9,933	9,638	9,837

Residential real estate	5,596	5,891	5,731
Home equity	436	624	643
Consumer	261	326	381
DDA overdrafts	601	833	789
Allowance for Credit Losses	$19,658	$21,832	$21,922

The Allowance for Credit Losses decreased slightly from $21.9 million at December 31, 2024 to $19.7 million at September 30, 2025. The Company recorded a recovery of credit losses of $0.5 million in the third quarter of 2025, compared to a provision for credit losses of $1.2 million for the comparable period in 2024, and a recovery of credit losses of $2.0 million for the second quarter of 2025. The recovery of credit losses in the third quarter was primarily related to net recoveries of $0.4 million for the quarter ended September 30, 2025. More specifically, the allowance for credit losses allocated to the commercial and industrial portfolio has decreased by $1.7 million since December 31, 2024. The decrease is primarily due to an upgrade of a specific credit during the second quarter of 2025 that was downgraded in the third quarter of 2023, but has since seen improved financial performance.

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2025 vs. 2024
(in millions, except percentages)

	Nine months ended September 30,
	2025	2024	$ Change	% Change
Net investment securities gains	$—	$0.6	$(0.6)	(100.0)%
Non-interest income, excluding net investment securities gains	58.1	56.7	1.4	2.5
Non-interest expense	114.5	110.3	4.2	3.8

Non-Interest Income: Non-interest income was $58.1 million for the nine months ended September 30, 2025, as compared to $57.2 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company reported $0.2 million of realized investment gains and $0.2 million of unrealized fair value losses on the Company's equity securities compared to $0.6 million of unrealized fair value gains during the nine months ended September 30, 2024.

Excluding net investment securities gains and losses, non-interest income increased from $56.7 million for the nine months ended September 30, 2024 to $58.1 million for the nine months ended September 30, 2025. The increase was largely attributable to an increase in wealth and investment management fee income of $0.7 million (8.2%) and an increase in service charges of $0.7 million (3.3%).

Non-Interest Expense: Non-interest expenses increased $4.2 million (3.8%), from $110.3 million in the first nine months of 2024 to $114.5 million in the first nine months of 2025 primarily due to an increase in salaries and employee benefits ($2.1 million), equipment and software related expense ($1.2 million), bankcard expenses ($0.9 million), and legal and professional fees ($0.2 million). These increases were partially offset by a $0.4 million decrease in advertising expenses.

Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2025 was 18.9% compared to 19.6% for the nine months ended September 30, 2024.

Non-Interest Income and Non-Interest Expense

Three months ended September 30, 2025 vs. 2024
(in millions, except percentages)

	Three months ended September 30,
	2025	2024	$ Change	% Change
Net investment securities gains	$0.1	0.3	$(0.2)	66.7%
Non-interest income, excluding net investment securities gains	20.0	20.0	—	—
Non-interest expense	37.9	37.6	0.3	0.8

Non-Interest Income: Non-interest income was $20.2 million during the quarter ended September 30, 2025, as compared to $20.3 million during the quarter ended September 30, 2024. During the third quarter of 2025, the Company reported $0.1 million of unrealized fair value gains on the Company’s equity securities, as compared to $0.4 million of unrealized fair value gains on the Company’s equity securities during the third quarter of 2024.

Exclusive of these items, non-interest income remained consistent at $20.0 million for both the third quarter of 2024 and the third quarter of 2025. Increases of $0.3 million (4.3%) in service fees and $0.2 million (5.2%) in wealth and investment management fee income were essentially offset by lower bank owned life insurance (due to death benefit proceeds in the third quarter of 2024) of $0.5 million.

Non-Interest Expense: Non-interest expenses increased $0.3 million, or 0.7%, from $37.6 million in the third quarter of 2024 to $37.9. million in the third quarter of 2025. This increase was largely due to an increase in salaries and employee benefits of $0.5 million and an increase of $0.3 million in other tax-related matters. These increases were partially offset by lower advertising $0.4 million and other expenses $0.3 million.

Income Tax Expense: The Company's effective income tax rate was 19.7% for both the three months ended September 30, 2025 and the three months September 30, 2024.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
September 30, 2025
+300	7.25%	(0.7)%
+200	6.25	1.7
+100	5.25	3.0
-100	3.25	(2.1)
-200	2.25	(5.9)
-300	1.25	(10.2)

December 31, 2024
+300	7.50%	3.2%
+200	6.50	5.9
+100	5.50	7.0
-100	3.50	(2.9)
-200	2.50	(7.8)
-300	1.50	(13.2)

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

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2025, City National could pay dividends up to $135.5 million plus net profits for the remainder of 2025, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $47.4 million on an annualized basis over the next 12 months based on common shares outstanding at September 30, 2025.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $2.0 million of additional cash over the next 12 months. As of September 30, 2025, City Holding reported a cash balance of $54.4 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

As illustrated in the consolidated statements of cash flows, the Company generated $97.0 million of cash from operating activities during the first nine months of 2025, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company utilized $189.5 million of cash in investing activities during the first nine months of 2025, primarily due to purchases of available-for-sale securities of $267.9 million, a net increase in loans of $134.3 million, and payments of $8.6 million for low income housing tax credits. These purchases were partially offset by proceeds from maturities and calls on investment securities of $156.9 million and proceeds of $66.8 million on sales of investment securities. The Company generated $92.7 million of cash in financing activities during the first nine months of 2025, principally as a result of a net increase in interest-bearing deposits of $80.6 million, an increase in customer repurchase agreements of $43.4 million, and a net increase in non-interest bearing deposits of $32.9 million. These increases were partially offset by dividends paid of $34.7 million and purchases of treasury stock of $28.9 million.

City National has borrowing facilities with the Federal Reserve Bank and the Federal Home Loan Bank that can be accessed as necessary to fund operations and to provide contingency funding. These borrowing facilities are collateralized by various loans held on City National’s balance sheet. As of September 30, 2025, City National had the capacity to borrow an additional $1.7 billion from these existing borrowing facilities. In addition, approximately $725 million of City National’s investment securities were pledged to collateralize customer repurchase agreements and various deposit accounts, leaving approximately $815 million of City National’s investment securities unpledged at September 30, 2025. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

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

With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 65.9% as of September 30, 2025 and deposit balances fund 78.9% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.5 billion at September 30, 2025, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $519.0 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 59.3% of the Company’s total assets. As interest rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher yielding deposit products, such as money market accounts or time deposits.

As the following table reflects, approximately 15% (estimated) of the Company's deposits were uninsured (either with balances above $250,000 or not collateralized by investment securities) as of September 30, 2025.

Estimated Uninsured Deposits by Deposit Type

	September 30, 2025	June 30, 2025
Noninterest-Bearing Demand Deposits	17%	16%

Interest-Bearing Deposits
Demand Deposits	15%	14%
Savings Deposits	13%	12%
Time Deposits	17%	17%
Total Deposits	15%	15%

The amounts listed above represent management's best estimate as of the respective period shown of uninsured deposits (either with balances above $250,000 or not collateralized by investment securities).

Capital Resources

Shareholders' equity increased $68.3 million for the nine months ended September 30, 2025, primarily due to net income of $98.9 million and other comprehensive income of $31.5 million. These increases were partially offset by cash dividends declared of $35.7 million and the repurchase of 255,494 common shares at a weighted average price of $113.09 per share ($28.9 million) as part of a one million share repurchase plan authorized by the Board of Directors in January 2024.

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

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer are illustrated in the following tables (in thousands, except percentages):

September 30, 2025	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$726,739	17.2%	$295,870	7.0%	$274,736	6.5%
City National Bank	667,193	15.8	294,962	7.0	273,893	6.5
Tier I Capital
City Holding Company	726,739	17.2	359,271	8.5	338,137	8.0
City National Bank	667,193	15.8	358,168	8.5	337,099	8.0
Total Capital
City Holding Company	746,422	17.7	443,805	10.5	422,671	10.0
City National Bank	686,876	16.3	442,443	10.5	421,374	10.0
Tier I Leverage Ratio
City Holding Company	726,739	11.1	262,814	4.0	328,517	5.0
City National Bank	667,193	10.2	262,067	4.0	327,583	5.0

December 31, 2024	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$688,707	16.5%	$291,989	7.0%	$271,133	6.5%
City National Bank	563,301	13.6	291,068	7.0	270,277	6.5
Tier I Capital
City Holding Company	688,707	16.5	354,558	8.5	333,702	8.0
City National Bank	563,301	13.6	353,439	8.5	332,649	8.0
Total Capital
City Holding Company	709,820	17.0	437,983	10.5	417,127	10.0
City National Bank	584,415	14.1	436,602	10.5	415,811	10.0
Tier I Leverage Ratio
City Holding Company	688,707	10.6	259,325	4.0	324,156	5.0
City National Bank	563,301	8.7	258,477	4.0	323,096	5.0

As of September 30, 2025, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2025, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2024, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in May 2022. There were no common stock repurchases during the quarter ended September 30, 2025.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended September 30, 2025, none of our directors or officers informed us of the adoption or modification, or termination of a Rule 10b5-1 trading arrangement as those terms are defined in Regulation S-K, Item 408.

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

Date: November 5, 2025