Form 10-K
period 2025-12-31
CITY HOLDING CO
filed 2026-02-25
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025
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

As of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Select Market, was approximately $1.7 billion.  (Registrant has assumed that all of its executive officers and directors are affiliates.  Such assumption shall not be deemed to be conclusive for any other purpose.)

As of February 23, 2026, there were 14,350,422 shares of the Company’s common stock, $2.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2026 annual shareholders’ meeting to be held on April 29, 2026 are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K INDEX

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to those set forth in the Company’s Annual Report on Form 10-K under "ITEM 1A Risk Factors" and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations within our loan portfolio; (3) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (4) changes in the interest rate environment; (5) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (6) changes in technology and increased competition, including competition from non-bank financial institutions or financial technology companies; (7) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (8) difficulty growing loan and deposit balances; (9) our ability to effectively execute our business plan, including with respect to future acquisitions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (12) regulatory enforcement actions and adverse legal actions; (13) difficulty attracting and retaining key employees; and (14) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

PART I
Item 1.Business

City Holding Company (the "Company" or "City Holding" or the "Parent Company") is a financial holding company headquartered in Charleston, West Virginia. The Company conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National provides banking, wealth and investment management and other financial solutions through its network of 96 bank branches and 934 full-time equivalent associates located in West Virginia, Kentucky, Virginia and southeastern Ohio. The Company’s business activities are currently limited to one reportable business segment, which is community banking.

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

•Wealth and Investment Management Services - City National offers specialized services and expertise in the areas of wealth management, investment and custodial services for commercial and individual customers. These services include the administration of personal trusts and estates, as well as the management of investment accounts for individuals, employee benefit plans and charitable foundations. City National also provides corporate trust and institutional custody, financial and estate planning and retirement plan services.

City National’s customer base is diverse, and no single depositor could have a material adverse effect on liquidity, capital, or other elements of financial performance. Although no portion of City National’s loan portfolio is concentrated within a single industry or group of related industries in excess of City National's internally designated limit, residential mortgage loans have historically comprised a significant portion of its loan portfolio. At December 31, 2025, approximately 47% of the Company’s loan portfolio was categorized as residential mortgage and home equity loans. However, due to the fractured nature of residential mortgage lending, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results. At December 31, 2025, approximately 52% of the Company’s loan portfolio was categorized as commercial and industrial and commercial real estate. However, there is no concentration of credits that would be considered materially detrimental to the Company’s financial position or operating results.

City National’s loan portfolio is comprised of commercial and industrial, commercial real estate, residential real estate, home equity, consumer loans and demand deposit account ("DDA") overdrafts.

City National's commercial and industrial loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. Commercial and industrial loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality.  Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. As of December 31, 2025, City National reported $454.0 million of loans classified as "Commercial and Industrial".

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are provided to many of the same customers and carry similar industry and customer specific risks as the commercial and industrial loans, but have different collateral risks. As of December 31, 2025, City National reported $1.87 billion of loans classified as "Commercial Real Estate."

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

•Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $210.2 million as of December 31, 2025. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
•The Hotel portfolio is comprised of all lodging establishments and totaled $398.6 million as of December 31, 2025. Risk characteristics relate to the demand for business and personal travel.
•Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $237.4 million as of December 31, 2025. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
•Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $767.6 million while nonresidential owner-occupied commercial real estate totaled $253.4 million as of December 31, 2025. Risk characteristics relate to levels of consumer spending and overall economic conditions.

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

City National categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor its portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2025, City National was within its internally designated concentration limits. Furthermore, with the exception of loans to borrowers within the "Lessors of Nonresidential Buildings" and "Lessors of Residential Buildings and Dwellings" categories, no other NAICS industry classification exceeded 10% of total loans at December 31, 2025. Loans to "Lessors of Nonresidential Buildings" and "Lessors of Residential Buildings and Dwellings" were 14% and 11% , respectively, of total loans at December 31, 2025. Management also monitors non-owner occupied commercial real estate as a percent of risk-based capital (based upon regulatory guidance). At December 31, 2025, the Company had $1.6 billion of commercial loans classified as non-owner occupied, which was within its designated concentration threshold.

Residential real estate loans represent loans to consumers that are secured by a first priority lien on residential real property. Residential real estate loans include loans for the purchase or refinance of consumers' residences and first-priority home equity loans that allow consumers to borrow against the equity in their home. These loans primarily consist of single family five- and seven-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans. Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority lien home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. Additionally, the Company periodically purchases residential mortgage loans. The credit and collateral documents for each potential purchased loan are reviewed to ensure the credit metrics are acceptable to management. As of December 31, 2025, City National reported $1.91 billion of loans classified as "Residential Real Estate."

City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on residential real property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien. These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans. The amount of credit extended under these loans is directly related to the value of the real estate securing the loan at the time the loan is made. As of December 31, 2025, City National reported $224.7 million of loans classified as "Home Equity."

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property, or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring factors such as portfolio size and growth, internal lending policies, and pertinent economic conditions. City National's underwriting standards for consumer loans are continually evaluated and modified based upon these factors. As of December 31, 2025, City National reported $47.4 million of loans classified as "Consumer."

DDA overdraft balances reflect demand deposit accounts that have been overdrawn by deposit customers and have been reclassified as loans.  As of December 31, 2025, City National reported $3.7 million of loans classified as "DDA Overdrafts."

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

Market Area and Competition

City National operates a network of 96 bank branches primarily along the I-64 corridor from Lexington, Kentucky through Lexington, Virginia and along the I-81 corridor through the Shenandoah Valley from Lexington, Virginia to Martinsburg, West Virginia. City National's branch network includes 58 branches in West Virginia, 22 branches in Kentucky, 13 branches in Virginia and 3 branches in southeastern Ohio. City National provides credit, deposit and investment advisory products and services to a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology.

As noted previously, the Company’s principal markets are located in West Virginia and contiguous markets in the surrounding states of Kentucky, Virginia and southeastern Ohio. The majority of the Company’s bank branches are located in the areas of Charleston (WV), Huntington (WV), Beckley (WV), Lewisburg (WV), Martinsburg (WV), Lexington (KY), and along the I-81 corridor in Virginia where there is a significant presence of other financial service providers. Within its markets, the Company competes with national, regional, and local community banks for deposits, credit and wealth and investment management customers. In addition to traditional banking organizations, the Company competes with credit unions, finance companies, financial technology "fintech" companies, including decentralized finance and cryptocurrency companies, mutual funds, insurance companies, and other financial service providers, many of which are able to provide specialty financial products and services to targeted customer groups. As further discussed below, changes in laws and regulations enacted in recent years have increased the competitive environment the Company and its subsidiaries face to retain and attract customers.

City National also provides commercial products and services to customers that are outside of its branches' geographical footprint. These loans are diversified across a broad base of industry types, including multi-family housing properties, properties leased to government agencies, nursing homes, grocery and retail stores, and other commercial and industrial loans. At December 31, 2025, the outstanding balance of commercial loans to markets outside of the geographical footprint of the bank's branches was approximately $807 million, or 35% of City National's outstanding commercial loan balances as compared to $420 million, or 19%, as of December 31, 2024. The increase from the prior year is primarily due to branch closure in Columbus, Ohio during 2025.

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

The following table represents changes in population in West Virginia, Kentucky, Virginia, and Ohio counties where City National's branches are located compared to the U.S. national average according to the most recently available U.S. Census Bureau estimates (in thousands):

	2024 (Estimate)	2020 (Actual)	Change %
West Virginia	999.5	1,000.5	(0.1)%
Kentucky	1,440.9	1,420.5	1.4
Virginia	241.0	230.8	4.4
Lawrence County, Ohio	55.8	58.2	(4.1)

U.S. National Average	340,111.0	331,515.7	2.6
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

Employee Demographics: As of December 31, 2025, we employed 950 full and part-time employees (934 FTEs) across our 96 branches throughout West Virginia, Kentucky, Virginia and southeastern Ohio. Our average quarterly employee turnover rate in 2025 was under 6%. As of December 31, 2025, approximately 79% of our current workforce is female, 21% is male, our average tenure is approximately 10 years and approximately 14% of our workforce has a college degree.

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

The Community Reinvestment Act of 1977 ("CRA") requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Banking regulators also take into account CRA ratings when considering approval of a proposed merger or acquisition transaction.  Depository institutions are typically examined for CRA compliance every three years, although the frequency is at the OCC's discretion. City National received a "Satisfactory" rating on its most recent CRA examination in 2025.

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

The Company’s minimum required capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (dollars in thousands):

December 31, 2025	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$730,153	16.9%	$301,848	7.0%	$280,287	6.5%
City National Bank	576,928	13.4%	300,911	7.0%	279,418	6.5%
Tier 1 Capital
City Holding Company	730,453	16.9%	366,530	8.5%	344,969	8.0%
City National Bank	576,928	13.4%	365,392	8.5%	343,899	8.0%
Total Capital
City Holding Company	750,319	17.4%	452,772	10.5%	431,211	10.0%
City National Bank	596,794	13.9%	451,367	10.5%	429,873	10.0%
Tier 1 Leverage Ratio
City Holding Company	730,453	11.0%	266,566	4.0%	333,207	5.0%
City National Bank	576,928	8.7%	265,801	4.0%	332,252	5.0%

December 31, 2024	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$688,707	16.5%	$291,989	7.0%	$271,133	6.5%
City National Bank	563,301	13.6%	291,068	7.0%	270,277	6.5%
Tier 1 Capital
City Holding Company	688,707	16.5%	354,558	8.5%	333,702	8.0%
City National Bank	563,301	13.6%	353,439	8.5%	332,649	8.0%
Total Capital
City Holding Company	709,820	17.0%	437,983	10.5%	417,127	10.0%
City National Bank	584,415	14.1%	436,602	10.5%	415,811	10.0%
Tier 1 Leverage Ratio
City Holding Company	688,707	10.6%	259,325	4.0%	324,156	5.0%
City National Bank	563,301	8.7%	258,477	4.0%	323,096	5.0%

Management believes that, as of December 31, 2025, City Holding and City National meet all capital adequacy requirements under Basel III.

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

City National is subject to various statutory restrictions on its ability to pay dividends to the Company.  Specifically, the approval of the OCC is required prior to the payment of dividends by City National in excess of its earnings retained in the current year plus retained net profits for the preceding two years.  At December 31, 2025, City National could pay dividends up to $43.7 million without prior regulatory permission. No dividends were paid in 2025 or 2024 that required regulatory approval. The payment of dividends by the Company and City National may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines.  The OCC also has the authority to prohibit any bank under its jurisdiction from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of City National, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.The Federal Reserve Board has stated that, as a matter of prudent banking, a bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Moreover, the Federal Reserve Board has indicated that bank holding companies should serve as a source of managerial and financial strength to their subsidiary banks. Accordingly, the Federal Reserve Board has stated that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of financial strength.

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

Deposit Insurance

Substantially all of the deposits of City National are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Deposit insurance assessments are based on average total assets minus average tangible equity. In October 2010, the FDIC adopted a DIF restoration plan to ensure that the fund reserve ratio reached 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In March 2016, the FDIC adopted a final rule permanently increasing the reserve ratio for the DIF to 1.35% of total insured deposits. In October 2022, the adopted a final rule that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023.

The Company's FDIC insurance expense for deposit assessments for the past three years is shown in the table below (in thousands).

	For the year ended December 31,
	2025	2024	2023
FDIC insurance expense	$3,049	$2,892	$2,922

Under the Federal Deposit Insurance Act, as amended ("FDIA") the FDIC may terminate deposit insurance upon finding that an institution has engaged in unsafe or unsound practices, is in unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Cybersecurity

In April 2005, federal regulators issued guidance requiring financial institutions to develop and implement a response program designed to address incidents of unauthorized access to sensitive customer information maintained by the financial institution or its service provider. The guidance requires several elements to be included in an institution’s response program including notifications to an institution’s primary federal regulator as soon as possible when the institution becomes aware of an incident involving unauthorized access to or use of sensitive customer information; and notification to its customers when, after a reasonable investigation, the financial institution determines that misuse of the information has occurred or it is reasonably possible that misuse will occur.

State regulators have also been increasingly active in implementing data privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. Many, but not all, state breach notification laws expressly exempt entities that are subject to federal regulatory breach notification mandates. The Company continues to monitor developments in the states in which its customers are located.

In 2015, Federal regulators issued two statements regarding cybersecurity: (i) a statement indicating that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institutions; and (ii) a statement indicating the expectation of a financial institution's management to maintain a sufficient business continuity planning process to ensure rapid recovery, resumption and maintenance of the financial institution's operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to: (a) enable recovery of data and business operations, (b) address rebuilding network capabilities, and (c) restore data if the financial institution or any of its critical service providers fall victim to this type of cyber-attack. If the Company does not comply with this regulatory guidance, it could be subject to various regulatory sanctions, as well as financial penalties.

    In November 2021, federal banking agencies approved a final rule requiring banking agencies to notify regulators of any “significant computer-security incident” as soon as possible and no later than 36 hours after a determination that such an incident occurred, with compliance required by May 2022. In addition, banks must notify at least one designated point of contact at any affected customer as soon as possible when the bank experiences any computer-security incident that has disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided to such customer for four or more hours. The Company is required to determine whether an incident arises to the level of requiring notification.

The Cybersecurity Information Sharing Act (“CISA”) is intended to improve cybersecurity in the U.S. by enhanced sharing of information about security threats among the U.S. government and private sector entities, including financial institutions, and empowers the Cybersecurity and Infrastructure Security Agency (“CISA Agency”) to oversee this information-sharing process. The CISA also authorizes companies to monitor their own systems notwithstanding any other provision of law and allows companies to carry out defensive measures on their own systems from cyber-attacks or other information or security breaches. The law includes liability protections for companies that share cyber-threat information with third parties so long as such sharing activity is conducted in accordance with the CISA. Although the CISA originally expired on September 30, 2025 and was temporarily reauthorized to remain in effect through September 30, 2026, the long-term status of the CISA remains uncertain pending further action by the U.S. Congress. In addition, the enactment of the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”) in 2022, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the CISA Agency within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA Agency proposed a rule under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to the CIRCIA to expressly include companies in the financial services industry that are required to report cyber incidents to their primary federal regulators. Final rulemaking for CIRCIA has been extended to May 2026.

On July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K and detailed information regarding their cybersecurity risk management, strategy, and governance on an annual basis in its Annual Reports on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

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

Executive Officers of the Registrant

At December 31, 2025, the named executive officers of the Company were as follows:

Name	Age	Positions Held with Registrant
Charles R. Hageboeck, Ph.D.	63	President and Chief Executive Officer, City Holding Company and City National Bank, since February 1, 2005.
John A. DeRito	75	Executive Vice President of Commercial Banking, City Holding Company and City National Bank, since June 2004.
David L. Bumgarner	60	Executive Vice President and Chief Financial Officer, City Holding Company and City National Bank, since February 2005.
Michael T. Quinlan, Jr.	57	Executive Vice President of Retail Banking, City Holding Company and City National Bank, since January 2021.
Jeffrey D. Legge	61	Executive Vice President, Chief Administration Officer and Chief Information Officer, City Holding Company and City National Bank, since December 2005.

Available Information

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document the Company files at the SEC Public Reference Room at 100 F Street, N. E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company's SEC filings are also available to the public at the SEC's website at www.sec.gov by searching our ticker symbol "CHCO".

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

While the economic and business environments in West Virginia, Kentucky, Virginia and southeastern Ohio have shown resilience, there can be no assurance that such resilience and improvement will continue or that the economies in the Company’s market areas, or the United States as a whole, will not slip into a recession. A lack of continued economic improvement or economic recession could adversely affect the Company’s results of operation and financial condition. An economic slowdown, or an increase in joblessness, whether caused by general economic conditions or the rise of alternative technologies replacing members of the workforce, could have the following consequences:

•Loan delinquencies may increase;
•Problem assets and foreclosures may increase;
•Demand for City National's products and services may decline; and
•Collateral (including real estate) that secures loans made by City National may decline in value, in turn reducing customers’ borrowing power and making existing loans less secure.

The oil, natural gas and coal industries, and businesses ancillary thereto, play an important role in the economies of West Virginia, Kentucky, Virginia and southeastern Ohio. Historic, and ongoing, volatility in oil and gas prices has negatively impacted oil and gas and other businesses in the Company’s market areas. Additionally, the coal industry has historically been in decline as a result of increased environmental and safety regulatory burden, increased competition from alternative energy sources and a decline in demand for coal. The Company has limited direct exposure to coal industry specific loans. Prolonged low oil and gas prices, and continued decline in the coal industry, could result in downward pressure on businesses in the Company’s market area which could negatively affect City National’s customers (both individuals and businesses). As a result, the Company’s operating results and financial condition could be negatively impacted.

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

Default on the Repayment of Loans May Impact Operating Expenses and Earnings.

The Company’s customers may default on the repayment of loans, which may negatively impact the Company’s earnings due to loss of principal and interest income. Increased operating expenses may result from management's allocation of time and resources to the collection and work-out of the loan. Collection efforts may or may not be successful causing the Company to write off the loan or repossess the collateral securing the loan, which may or may not exceed the balance of the loan. The Company may experience fluctuations in its default rate driven by general economic conditions, or by increases in technology that lead to cross-industry, widespread job displacement. To the extent the Company’s customers are impacted by these conditions, the default rate could accelerate.

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

Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. The existing Chair of the Federal Reserve’s term ends on May 15, 2026. There is increased uncertainty in what approach to interest rates the Board of Governors will take while led by a new Chair later in 2026.

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

The Trading Volume in the Company’s Common Stock Is Less Than That of Other Larger Financial Services Companies.

Although the Company’s common stock is listed for trading on the NASDAQ Global Select Market, the trading volume in its common stock is less than that of some other financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.

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

Shares of the Company’s Common Stock Are Not FDIC Insured.

Neither the FDIC nor any other governmental agency insures the shares of the Company’s common stock. Therefore, the value of common stock of the Company will be based on market value and may fluctuate.

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

The Company Faces Technological Change and the Emergence of Nonbank Alternatives to the Financial System.

Consumers may decide not to use banks to complete their financial transactions or invest or deposit their funds. Technology and other changes, including the emergence of fin-tech companies are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can pay bills and transfer funds directly without the assistance of banks. In addition, the emergence, adoption, and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in automation, artificial intelligence, and robotics, could significantly affect the competition for financial services. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations. Furthermore, some of the Company's non-bank competitors are not subject to the same regulations that the Company is and, therefore, may have greater flexibility in competing for business.

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

The Company May Be Required to Write Down Goodwill and Other Intangible Assets, Causing Its Financial Condition and Results to Be Negatively Affected.

When the Company acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2025, the Company’s goodwill and other identifiable intangible assets were approximately $158 million. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, it would be required to write down the value of these assets. The Company conducts an annual review to determine whether goodwill and other identifiable intangible assets are impaired. The Company recently completed such an impairment analysis and concluded that no impairment charge was necessary for the year ended December 31, 2025. The Company cannot provide assurance whether it will be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in the Company's stock price.

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

The Company Is Subject to Possible Claims and Litigation Relating to Fiduciary Activities.

A significant portion of the business conducted in the Company's wealth and investment management division involves the Company assuming the special role of a fiduciary to its customers and to the beneficiaries of its customers' assets. Customers or beneficiaries could make claims and take legal action relating to the Company’s fiduciary activities. Whether such claims and legal action related to the Company's performance of its fiduciary responsibilities are founded or unfounded, if such matters are not resolved in a manner favorable to the Company, they may result in significant financial liability. Furthermore, the mere existence of a claim or legal action related to the Company’s fiduciary activities could adversely affect the Company’s reputation among customers and prospective customers. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

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

As of December 31, 2025, City National owns seventy-nine bank branch locations and leases seventeen bank branch locations, pursuant to operating leases.  All of the properties are suitable and adequate for their current operations. City National also operates two loan production offices, one leased in Cincinnati, Ohio and one owned in Columbus, Ohio.

The Company also owns parcels of real estate for potential future branch development.

Item 3.Legal Proceedings

The Company is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately decided. There can be no assurance that current actions will have immaterial results, either positive or negative, or that no material actions may be presented in the future. As of December 31, 2025, management expects the resolution of current legal actions will not have a material impact on the Company's financial statements.

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market and Dividends

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol "CHCO". This table sets forth the cash dividends declared per share and information regarding the closing market prices per share of the Company’s common stock for the periods indicated. The price ranges are based on transactions as reported on the NASDAQ Global Select Market. At February 23, 2026, there were 2,377 shareholders of record.

The Company generally pays dividends on a quarterly basis. As noted in the section captioned "Dividends and Other Payments" included in Item 1. Business, the section captioned "Liquidity and Capital Resources" included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note Seventeen of Notes to Consolidated Financial Statements, the Company’s ability to pay dividends to its shareholders is dependent upon the ability of City National to pay dividends to the Company. At December 31, 2025, City National could pay $43.7 million in dividends to the Company without prior regulatory permission.

Stock Performance

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to the Company’s shareholders during the five-year period ended December 31, 2025, as well as the NASDAQ Composite Index and the KBW NASDAQ Bank Index.

Cumulative Total Returns
Assumes Initial Investment of $100
made on December 31, 2020
$250
$200
$150
$100
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
City Holding Company
NASDAQ Composite
KBW Nasdaq Bank

	2020	2021	2022	2023	2024	2025
City Holding Company	$100.00	$121.28	$142.24	$173.43	$191.51	$197.99
NASDAQ Composite Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
KBW Nasdaq Bank Index	$100.00	$138.33	$108.73	$107.76	$147.85	$196.00

This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the Company specifically incorporates this report by reference. It will not be otherwise filed under such Acts.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities in the past three years.

Stock Repurchases

On January 31, 2024, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in May 2022. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended December 31, 2025.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
October 1 - October 31, 2025*	86,430	119.18	520,453	479,547
November 1 - November 30, 2025*	55,166	119.02	575,619	424,381

*There were no common stock repurchases in December 2025.

Item 6. Reserved

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
Statistical Information

The information noted below is provided pursuant to Guide 3 - Statistical Disclosure by Bank Holding Companies and 17 CFR § 229.1400.

Description of Information			Page Reference
Item I.	Distribution of Assets, Liabilities and Stockholders'
	Equity; Interest Rates and Interest Differential
	a.	Average Balance Sheets	34
	b.	Analysis of Net Interest Earnings	35
	c.	Rate Volume Analysis of Changes in Interest Income and Expense	35

II.	Investment Portfolio
	a.	Maturity Schedule of Investments	45

III.	Loan Portfolio
	a.	Types of Loans	45
	b.	Maturities and Sensitivity to Changes in Interest Rates	45
	c.	Other Interest Bearing Assets	None
	d.	Risk Elements	76

V.	Deposits
	a.	Breakdown of Deposits by Categories, Average Balance and Average Rate Paid	34
	b.	Maturity Schedule of Uninsured Time Certificates of Deposit	51

VI.	Return on Equity and Assets		33

VII.	Short-term Borrowings		40

CITY HOLDING COMPANY

City Holding Company (the "Company"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 96 bank branches in West Virginia (58), Kentucky (22), Virginia (13) and southeastern Ohio (3). City National provides credit, deposit, and wealth and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In the Company's key markets, the Company's primary subsidiary, City National, often ranks in the top three relative to deposit market share and the top two relative to branch share (Charleston/Huntington MSA, Beckley/Lewisburg counties, Staunton MSA and Winchester, VA/WV Eastern Panhandle counties). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and internet technology. The Company’s business activities are currently limited to one reportable business segment, which is community banking. See Note Three for additional information on the Company's reportable business segment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting policies of the Company conform to U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One of the Notes to Consolidated Financial Statements included herein. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified: (i) the determination of the allowance for credit losses and (ii) income taxes accounting to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the December 31, 2025 estimate, the Company assumed a 2-year unemployment forecast range of 4.2% to 4.6%, compared to a range of 4.2% to 4.8% utilized in the December 31, 2024 estimate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. Based on sensitivity of the portfolio, the change had a less than $0.5 million impact on the reserve.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.4 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.7 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the December 31, 2025 estimate, management assigned a slight improvement (0.005% decrease) to the Criticized/Classified loan trends factor in each commercial pool which decreased the reserve $0.1 million.

Income Taxes

The Income Taxes section of this Annual Report on Form 10-K provides management’s analysis of the Company’s income taxes.  The Company is subject to federal and state income taxes in the jurisdictions in which it conducts business.  In computing the provision for income taxes, management must make judgments regarding interpretation of laws in those jurisdictions.  Because the application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determinations by taxing authorities.  On a quarterly basis, the Company estimates its annual effective tax rate for the year and uses that rate to provide for income taxes on a year-to-date basis.  The Company's unrecognized tax benefits could change over the next twelve months as a result of various factors.    The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2022 and forward.

The effective tax rate is calculated by taking the statutory rate and adjusting for permanent and discrete items. The discrete items can vary between periods but historically have remained consistent.

FINANCIAL SUMMARY

The Company’s financial performance over the previous three years is summarized in the following table:

	2025	2024	2023

Net income available to common shareholders (in thousands)	$130,485	$117,101	$114,365
Earnings per common share, basic	$8.94	$7.91	$7.62
Earnings per common share, diluted	$8.93	$7.89	$7.61
Cash dividends declared	$3.32	$3.01	$2.73
Book value per share	$56.41	$49.69	$45.65
Dividend payout ratio	37.2%	38.1%	35.9%
ROA*	1.97%	1.85%	1.87%
ROE*	16.9%	16.4%	18.0%
ROATCE*	21.2%	21.2%	23.8%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders’ investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders’ equity less intangible assets.

BALANCE SHEET ANALYSIS

Select balance sheet fluctuations and ratios are summarized in the following table (in millions):

	December 31,
	2025	2024	$ Change	% Change

Cash and cash equivalents	$191.9	$225.4	$(33.5)	(14.9)%
Investment securities	1,532.8	1,451.1	81.7	5.6%
Gross loans	4,507.0	4,274.8	232.2	5.4%

Total deposits	5,301.0	5,144.2	156.8	3.0%

Cash and cash equivalents decreased $33.5 million (14.9%) from $225.4 million at December 31, 2024, to $191.9 million at December 31, 2025, primarily due to an increase in gross loans, increase in investment balances, and treasury share repurchases that were partially offset by an increase in deposit balances and net income retained.

Investment securities increased $81.7 million (5.6%) from $1.45 billion at December 31, 2024, to $1.53 billion at December 31, 2025, due to purchases of investment securities.

Gross loans increased $232.2 million (5.4%) from December 31, 2024 to $4.51 billion at December 31, 2025. Commercial real estate loans increased $98.6 million (5.6%), residential real estate loans increased $86.5 million (4.7%), commercial and industrial loans increased $34.1 million (8.1%), and home equity loans increased $25.5 million (12.8%) for the year ended December 31, 2025. These increases were partially offset by a decrease in consumer loans of $10.5 million (18.1%).

Total deposits increased $156.8 million (3.0%) from December 31, 2024 to $5.3 billion at December 31, 2025. Noninterest-bearing demand deposit balances increased $69.2 million, time deposit balances increased $54.2 million, savings deposit balances increased $29.2 million, and interest-bearing demand deposit balances increased $4.2 million.

TABLE ONE
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME
(In thousands)

	2025			2024			2023
	Average Balance (6)	Interest	Yield/ Rate	Average Balance (6)	Interest	Yield/ Rate	Average Balance (6)	Interest	Yield/ Rate
Assets
Loan portfolio(1):
Residential real estate(2),(3)	$2,086,207	$109,849	5.27%	$1,978,804	$100,401	5.07%	$1,899,239	$88,083	4.64%
Commercial, financial, and agriculture(3)	2,210,665	138,980	6.29	2,088,474	137,071	6.56	1,935,038	120,783	6.24
Installment loans to individuals(3),(4)	57,832	3,658	6.33	66,565	4,048	6.08	66,636	3,828	5.74
Total loans	4,354,704	252,487	5.80	4,133,843	241,520	5.84	3,900,913	212,694	5.45
Securities:
Taxable	1,392,157	59,896	4.30	1,295,289	54,132	4.18	1,273,674	48,335	3.79
Tax-exempt(5)	137,059	3,997	2.92	158,257	4,153	2.62	175,383	4,878	2.78
Total securities	1,529,216	63,893	4.18	1,453,546	58,285	4.01	1,449,057	53,213	3.67
Deposits in depository institutions	131,001	5,675	4.33	144,134	7,495	5.20	142,299	6,382	4.48
Total interest-earning assets	6,014,921	322,055	5.35	5,731,523	307,300	5.36	5,492,269	272,289	4.96
Cash and due from banks	97,771			104,575			74,443
Bank premises and equipment	69,651			71,298			72,582
Goodwill and intangible assets	158,889			161,318			153,937
Other assets	288,361			299,378			329,198
Less: Allowance for credit losses	(20,994)			(22,804)			(22,089)
Total assets	$6,608,599			$6,345,288			$6,100,340

Liabilities
Interest-bearing demand deposits	$1,338,751	$13,224	0.99%	$1,323,507	$15,335	1.16%	$1,291,234	$11,048	0.86%
Savings deposits	1,241,530	9,291	0.75	1,231,698	8,917	0.72	1,332,527	7,979	0.60
Time deposits(3)	1,287,094	42,841	3.33	1,149,773	40,277	3.50	969,329	18,260	1.88
Customer repurchase agreements	355,952	13,165	3.70	337,368	15,500	4.59	290,440	12,027	4.14
FHLB long-term advances	150,000	6,292	4.19	146,721	6,163	4.20	66,849	2,709	4.05
Total interest-bearing liabilities	4,373,327	84,813	1.94	4,189,067	86,192	2.06	3,950,379	52,023	1.32
Noninterest-bearing demand deposits	1,367,035			1,336,625			1,389,295
Other liabilities	95,225			107,061			125,377
Total shareholders’ equity	773,012			712,535			635,289
Total liabilities and shareholders’ equity	$6,608,599			$6,345,288			$6,100,340
Net interest income		$237,242			$221,108			$220,266
Net yield on earning assets			3.94%			3.86%			4.01%

1.For purposes of this table, non-accruing loans have been included in average balances and the following net loan fees (in thousands) have been included in interest income:

	2025	2024	2023
Loan fees, net	$357	$494	$1,366

2.Includes the Company's residential real estate and home equity loan categories.

3.Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

	2025	2024	2023
Residential real estate	$352	$202	$243
Commercial, financial, and agriculture	2,217	3,301	2,276
Installment loans to individuals	10	21	41
Time deposits	15	110	535
Total	$2,594	$3,634	$3,095

4.Includes the Company’s consumer and DDA overdrafts loan categories.
5.Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.
6.Computed based on daily averages

TABLE TWO
RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
(In thousands)

	2025 vs. 2024 Increase (Decrease) Due to Change In:			2024 vs. 2023 Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets:
Loan portfolio
Residential real estate	$5,449	$3,999	$9,448	$3,690	$8,628	$12,318
Commercial, financial, and agriculture	8,020	(6,111)	1,909	9,577	6,711	16,288
Installment loans to individuals	(531)	141	(390)	(4)	224	220
Total loans	12,938	(1,971)	10,967	13,263	15,563	28,826
Securities:
Taxable	4,048	1,716	5,764	820	4,977	5,797
Tax-exempt(1)	(556)	400	(156)	(476)	(249)	(725)
Total securities	3,492	2,116	5,608	344	4,728	5,072
Deposits in depository institutions	(683)	(1,137)	(1,820)	82	1,031	1,113
Total interest-earning assets	$15,747	$(992)	$14,755	$13,689	$21,322	$35,011

Interest-bearing liabilities:
Interest-bearing demand deposits	$177	$(2,288)	$(2,111)	$276	$4,011	$4,287
Savings deposits	71	303	374	(604)	1,542	938
Time deposits	4,810	(2,246)	2,564	3,399	18,618	22,017
Customer repurchase agreements	854	(3,189)	(2,335)	1,943	1,530	3,473
FHLB long-term advances	138	(9)	129	3,237	217	3,454
Total interest-bearing liabilities	6,050	(7,429)	(1,379)	8,251	25,918	34,169
Net Interest Income	$9,697	$6,437	$16,134	$5,438	$(4,596)	$842

1.Fully federal taxable equivalent using a tax rate of approximately 21%.

NET INTEREST INCOME

2025	2024	2023

Total interest income	$321,216	$306,429	$271,264
Total interest expense	84,813	86,192	52,023
Net interest income	$236,403	$220,237	$219,241

2025 vs. 2024

The Company’s net interest income increased from $220.2 million for the year ended December 31, 2024 to $236.4 million for the year ended December 31, 2025. The Company’s tax equivalent net interest income increased $16.1 million, or 7.3%, from $221.1 million for the year ended December 31, 2024 to $237.2 million for the year ended December 31, 2025. Due to an increase in average loan balances ($220.9 million), net interest income increased by $12.8 million. Additionally, net interest income increased by $7.5 million due to a decrease in the cost of interest bearing liabilities of 12 basis points, by $3.5 million due to an increase in the average balance of investments ($75.7 million), and by $2.1 million due to an increase in the yield on investment securities of 17 basis points.

These increases were partially offset by an increase in the average balances of interest bearing liabilities ($184.3 million) which decreased net interest income by $6.1 million. Decreases in the yield on deposits in depository institutions (87 basis points) and loans (1 basis point) also decreased net interest income by $1.1 million and $0.8 million, respectively. The Company’s reported net interest margin increased from 3.86% for the year ended December 31, 2024 to 3.94% for the year ended December 31, 2025.

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

TABLE THREE
NON-GAAP FINANCIAL MEASURES
(dollars in thousands)

	2025	2024	2023

Net interest income ("GAAP")	$236,403	$220,237	$219,241
Taxable equivalent adjustment	839	871	1,025
Net interest income, fully taxable equivalent	$237,242	$221,108	$220,266

Equity to assets ("GAAP")	12.04%	11.31%	10.98%
Effect of goodwill and other intangibles, net	(2.11)	(2.25)	(2.41)
Tangible common equity to tangible assets	9.93%	9.06%	8.57%

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

2025 vs. 2024

Selected income statement fluctuations and ratios are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2025	2024	$ Change	% Change
Net investment security losses	$(0.4)	$(2.7)	$2.3	85%
Non-interest income, excluding net investment securities losses	78.2	76.0	2.2	3%
Non-interest expense	154.1	147.2	6.9	5%

Non-interest income was $77.8 million for the year ended December 31, 2025, as compared to $73.3 million for the year ended December 31, 2024. In 2025, the Company reported $0.2 million of realized security gains and $0.6 million of unrealized security losses on the Company’s equity securities as compared to $2.8 million realized security losses and $0.2 million of unrealized security gains on the Company’s equity securities in 2024.

Exclusive of these realized and unrealized gains and losses, non-interest income increased $2.2 million, or 2.9%, from $76.0 million for 2024 to $78.2 million for 2025. This increase was largely attributable to an increase of $1.1 million, or 9.7%, in wealth and investment management fee income and an increase of $0.8 million, or 2.6%, from service charges. Additionally, other income increased $0.3 million, or 9.8%, from the year ended December 31, 2024.

Non-interest expenses increased $6.9 million, or 4.7%, from $147.2 million for 2024 to $154.1 million for 2025. This increase was primarily due to an increase in salaries and employee benefit expenses ($2.8 million due to salary adjustments and increased health insurance costs); other tax-related matters ($1.3 million); and equipment and software related expense ($1.3 million). In addition, other expenses increased $1.0 million and bankcard expense increased $0.5 million. These expenses were partially offset by lower advertising expenses of $0.7 million.

2024 vs. 2023

    Selected income statement fluctuations are summarized in the following table (dollars in millions):

	For the year ended December 31,
	2024	2023	$ Change	% Change
Net investment security losses	$(2.7)	$(4.5)	$1.8	40%
Non-interest income, excluding net investment securities losses	76.0	75.1	0.9	1%
Non-interest expense, excluding merger-related expenses	147.2	138.4	8.8	6%

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

Exclusive of these realized and unrealized gains and losses, non-interest income increased $0.9 million, or 1.2%, from $75.1 million for 2023 to $76.0 million for 2024. This increase was largely attributable to an increase of $1.7 million, or 17.7%, in wealth and investment management fee income and an increase of $1.5 million, or 5.3%, from service charges. Additionally, bankcard revenues increased $0.5 million, or 1.9%, from the year ended December 31, 2023. These increases were partially offset by a decrease of $2.0 million from bank owned life insurance (lower death benefits) and $0.8 million in other income.

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

INCOME TAXES

    Selected information regarding the Company's income taxes is presented in the table below (dollars in millions):

	For the year ended December 31,
	2025	2024	2023

Income tax expense	$31.0	$27.4	$28.7

Effective tax rate	19.2%	19.0%	20.1%

A reconciliation of the effective tax rate to the statutory rate is included in Note Twelve of the Notes to Consolidated Financial Statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company was in a net deferred tax asset position ($30.0 million) at December 31, 2025 and a net deferred tax asset position ($41.7 million) at December 31, 2024. The decrease was primarily due to a decrease in the deferred tax asset associated with unrealized securities losses ($11.2 million), as the market values of the Company's investment portfolio increased.

The components of the Company’s net deferred tax assets are disclosed in Note Twelve of the Notes to Consolidated Financial Statements. Realization of the most significant net deferred tax assets is primarily dependent on future events taking place that will reverse the current deferred tax assets. The deferred tax asset associated with unrealized securities losses is the tax impact of the unrealized losses on the Company’s available-for-sale security portfolio.  The impact of the Company’s unrealized losses is noted in the Company’s Consolidated Statements of Changes in Shareholders’ Equity as an adjustment to Accumulated Other Comprehensive (Loss) Income.  This deferred tax asset would be realized if the unrealized securities losses on the Company's securities were realized from the sales of the related securities. The Company believes that it is more likely than not that each of the deferred tax assets will be realized and that no material valuation allowances were necessary as of December 31, 2025 or 2024.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company evaluates the adequacy of liquidity at both the Parent Company level and at the banking subsidiary level. At the Parent Company level, the principal source of cash is dividends from its banking subsidiary, City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At December 31, 2025, City National could pay dividends up to $43.7 million without prior regulatory permission.

During 2025, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. Additional information concerning sources and uses of cash by the Parent Company is discussed in Note Nineteen of the Notes to Consolidated Financial Statements.

The Parent Company anticipates continuing the payment of dividends, which are expected to approximate $50.0 million on an annualized basis for 2026 based on common shareholders of record at December 31, 2025 at a dividend rate of $3.48 per share for 2026.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, the Parent Company has operating expenses and other contractual obligations, which are estimated to require $2.2 million of additional cash over the next 12 months. As of December 31, 2025, the Parent Company reported a cash balance of $148.9 million and management believes that the Parent Company’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next twelve months. Excluding the dividend payments discussed above, the Parent Company has no significant commitments or obligations in years after 2026.

City National manages its liquidity position in an effort to effectively and economically satisfy the funding needs of its customers and to accommodate the scheduled repayment of borrowings. Funds are available to City National from a number of sources, including depository relationships, sales and maturities within the investment securities portfolio, and borrowings from the Federal Home Loan Bank ("FHLB"), the Federal Reserve Discount Window, and other financial institutions. City National had an additional $1.7 billion and $1.5 billion available from unused portions of lines of credit with the FHLB and Federal Reserve Discount Window at December 31, 2025 and 2024, respectively. No short-term or long-term funding has been utilized with certain other financial institutions the Company maintains business relationships as of December 31, 2025 or December 31, 2024. City National maintains a contingency funding plan, incorporating these borrowing facilities, to address liquidity needs in the event of an institution-specific or systemic financial industry crisis. Also, although it has no current intention to do so, City National could liquidate its unpledged securities, if necessary, to provide an additional funding source.  City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

 The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. Historically, the Company has utilized derivative instruments, when appropriate, to assist in attaining this goal. During the year ending December 31, 2020, the Company entered into three $50 million swap agreements that hedged interest rate risk on certain pools of the Company’s investment securities. These agreements required the Company to pay rates ranging from 0.20% to 0.24%, while receiving the federal funds effective rate in return. Interest income and changes in market valuations from these swap agreements were recognized as investment income in the accompanying statements of income. These agreements matured in October ($50 million) and November ($100 million) of 2025. During the year ending December 31, 2023, the Company entered into a $100 million swap agreement that hedged interest rate risk on certain loans of the Company. This agreement requires the Company to pay 3.60%, while receiving SOFR in return. Interest income and changes in market valuations from this swap agreement are recognized as loan interest income in the accompanying statements of income. This agreement matures in March 2026.

With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. As illustrated in the Consolidated Statements of Cash Flows, the Company generated $131.4 million of cash from operating activities during 2025, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.

The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.53 billion at December 31, 2025, and that greatly exceeded the Company’s non-deposit sources of borrowing, which totaled $518 million.

The Company’s net loan to asset ratio is 66.8% as of December 31, 2025 and deposit balances fund 78.9% of total assets as compared to 73.0% for its peers (Bank Holding Company Peer Group, as of the most recent data available as of September 30, 2025, which includes commercial banks with assets ranging from $3 billion to $10 billion). Further, the Company’s deposit mix has a very high proportion of transaction and savings accounts that fund 59.5% of the Company’s total assets and the Company uses time deposits over $250,000 to fund 7.0% of total assets compared to its peers, which fund 9.1% of total assets with such deposits.

As the following table reflects, approximately 15% (estimated) of the Company's deposits were uninsured (either with balances above $250,000 or not collateralized by investment securities) as of December 31, 2025.

Estimated Uninsured Deposits by Deposit Type

	December 31, 2025	December 31, 2024
Noninterest-Bearing Demand Deposits	16%	17%

Interest-Bearing Deposits
Demand Deposits	14%	15%
Savings Deposits	13%	12%
Time Deposits	17%	16%
Total Deposits	15%	15%

Capital Resources

During year ended December 31, 2025, Shareholders’ Equity increased $79 million, or 10.8%, from $731 million at December 31, 2024 to $810 million at December 31, 2025. This increase was primarily due to net income of $130 million and other comprehensive income of $39 million, which were partially offset by cash dividends declared of $48 million and common share repurchases of $46 million.

During the year ended December 31, 2025, the Company repurchased approximately 397,000 common shares at a weighted average price of $115.24 per share as part of a one million share repurchase plan authorized by the Board of Directors in January 2024. At December 31, 2025, the Company could repurchase approximately 424,000 additional shares under the current plan.

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

The Company’s minimum required capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2025	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$730,153	16.9%	$301,848	7.0%	$280,287	6.5%
City National Bank	576,928	13.4%	300,911	7.0%	279,418	6.5%
Tier 1 Capital
City Holding Company	730,453	16.9%	366,530	8.5%	344,969	8.0%
City National Bank	576,928	13.4%	365,392	8.5%	343,899	8.0%
Total Capital
City Holding Company	750,319	17.4%	452,772	10.5%	431,211	10.0%
City National Bank	596,794	13.9%	451,367	10.5%	429,873	10.0%
Tier 1 Leverage Ratio
City Holding Company	730,453	11.0%	266,566	4.0%	333,207	5.0%
City National Bank	576,928	8.7%	265,801	4.0%	332,252	5.0%

December 31, 2024	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$688,707	16.5%	$291,989	7.0%	$271,133	6.5%
City National Bank	563,301	13.6%	291,068	7.0%	270,277	6.5%
Tier 1 Capital
City Holding Company	688,707	16.5%	354,558	8.5%	333,702	8.0%
City National Bank	563,301	13.6%	353,439	8.5%	332,649	8.0%
Total Capital
City Holding Company	709,820	17.0%	437,983	10.5%	417,127	10.0%
City National Bank	584,415	14.1%	436,602	10.5%	415,811	10.0%
Tier 1 Leverage Ratio
City Holding Company	688,707	10.6%	259,325	4.0%	324,156	5.0%
City National Bank	563,301	8.7%	258,477	4.0%	323,096	5.0%

As of December 31, 2025, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized."  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the OCC and the FDIC.  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of December 31, 2025, management believes that City Holding and City National meet all capital adequacy requirements.

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

TABLE FOUR
CONTRACTUAL OBLIGATIONS

The composition of the Company's contractual obligations as of December 31, 2025 is presented in the following table (in thousands):

	Contractual Maturity in
	Less than One Year	Greater than One Year	Total

Noninterest-bearing demand deposits	$1,413,621	$—	$1,413,621
Interest-bearing demand deposits(1)	1,339,549	—	1,339,549
Savings deposits(1)	1,244,666	—	1,244,666
Time deposits(1)	1,235,737	86,808	1,322,545
Short-term borrowings(1)	380,414	—	380,414
FHLB long-term advances(1)	6,206	157,886	164,092
Low income housing tax credits ("LIHTCs") funding commitments	4,604	5,607	10,211
Supplemental employee retirement plans	462	5,148	5,610
Deferred compensation plans	202	4,601	4,803
Real estate leases	1,113	7,583	8,696
Total Contractual Obligations	$5,626,574	$267,633	$5,894,207

(1)Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2025. The contractual amounts to be paid on variable-rate obligations are affected by market interest rates that could materially affect the contractual amounts to be paid.

The Company’s liability for uncertain tax positions at December 31, 2025 was $1.5 million pursuant to ASC Topic 740.  This liability represents an estimate of tax positions that the Company has taken in its tax returns that may ultimately not be sustained upon examination by tax authorities.  As the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable reliability, this estimated liability has been excluded from the contractual obligations table.

As disclosed in Note Fifteen of the Notes to Consolidated Financial Statements, the Company has entered into agreements with its customers to extend credit or to provide conditional commitments to provide payment on drafts presented in accordance with the terms of the underlying credit documents (including standby and commercial letters of credit). The Company also provides overdraft protection to certain demand deposit customers that represent an unfunded commitment. As a result of the Company’s off-balance sheet arrangements for 2025 and 2024, no material revenue, expenses, or cash flows were recognized.  In addition, the Company had no other indebtedness or retained interests nor entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit.

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

The Company's municipal bond portfolio of $180 million as of December 31, 2025 has an average tax equivalent yield of 2.83% with an average maturity of 12.7 years. The average dollar amount invested in each security is $1.4 million. The portfolio has 92% rated "A" or better and the remaining portfolio is unrated, as the issuances represented small issuances of revenue bonds. Additional credit support has been purchased by the issuer for 31% of the portfolio, while 69% has no additional credit support. Management aggregates by issuer, and re-underwrites all securities greater than $1 million in the portfolio on an annual basis, using the same guidelines that are used to underwrite its commercial loans. Revenue bonds were 58% of the portfolio, while the remaining 42% were general obligation bonds. Geographically, the portfolio supports the Company's footprint, with 16% of the portfolio being from municipalities throughout West Virginia, and the remainder from communities in Texas, Washington, Ohio and various other states.

The weighted average market yield of the Company's investment portfolio is presented in the following table (dollars in thousands):

	Within		After One But		After Five But		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale:
Obligations of states and political subdivisions	$2,246	3.21%	$11,837	3.36%	$25,365	2.80%	$140,276	2.43%
Mortgage-backed securities:
U.S. government agencies	7,626	0.02	90,696	1.84	242,798	3.17	956,669	3.68
Private label	—	—	—	—	53	—	4,979	3.88
Trust preferred securities	—	—	—	—	—	—	4,424	5.75
Corporate securities	—	—	13,585	2.73	2,804	5.99	—	—
Total Debt Securities available-for-sale	$9,872	0.75%	$116,118	2.10%	$271,020	3.16%	$1,106,348	3.53%

Weighted-average yields on tax-exempt obligations of states and political subdivisions have been computed on a taxable-equivalent basis using the federal statutory tax rate of 21%.  Average yields on investments available-for-sale are computed based on amortized cost. Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

TABLE FIVE
LOAN PORTFOLIO

Loans increased $232.2 million (5.4%) from December 31, 2024 to $4.51 billion at December 31, 2025. The composition of the Company’s loan portfolio as of the dates indicated follows (in thousands):

	2025	2024

Commercial and industrial	$453,975	$419,838

1-4 Family	210,232	197,258
Hotels	398,608	389,660
Multi-family	237,424	240,943
Non Residential Non-Owner Occupied	767,580	707,265
Non Residential Owner Occupied	253,398	233,497
Commercial real estate	1,867,242	1,768,623

Residential real estate	1,910,060	1,823,610
Home equity	224,701	199,192
Consumer	47,353	57,816
DDA overdrafts	3,674	5,697
Total loans	$4,507,005	$4,274,776

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate and other legal entity borrowers, primarily small to mid-size industrial and commercial companies. C&I loans typically involve a higher level of risk than other loan types, including industry specific risks such as the pertinent economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans increased $34.1 million from December 31, 2024 to $454.0 million at December 31, 2025.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are to many of the same customers and carry similar industry risks as C&I loans, but have different collateral risk. Commercial real estate loans increased $98.6 million to $1.87 billion at December 31, 2025.  At December 31, 2025, $35.8 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $210.2 million as of December 31, 2025. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦The Hotel portfolio is comprised of all lodging establishments and totaled $398.6 million as of December 31, 2025. Risk characteristics relate to the demand for both business and personal travel.
◦Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $237.4 million as of December 31, 2025. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $767.6 million while nonresidential owner-occupied commercial real estate totaled $253.4 million as of December 31, 2025. Risk characteristics relate to levels of consumer spending and overall economic conditions.

The Company categorizes commercial loans by industry according to the North American Industry Classification System ("NAICS") to monitor the portfolio for possible concentrations in one or more industries. Management monitors industry concentrations against internally established risk-based capital thresholds. As of December 31, 2025, City National was within its internally designated concentration limits. As of December 31, 2025, City National's loans to borrowers within the Lessors of Nonresidential Buildings (14%) and Lessors of Residential Buildings and Dwellings (11%) categories exceeded 10% of total loans. No other NAICS industry classification exceeded 10% of total loans as of December 31, 2025. Management also monitors non-owner occupied commercial real estate as a percent of risk based capital (based upon regulatory guidance). At December 31, 2025, the Company had $1.6 billion of commercial loans classified as non-owner occupied and was within its designated concentration threshold.

Residential real estate loans increased $86.5 million from December 31, 2024 to $1.91 billion at December 31, 2025. Residential real estate loans include loans for the purchase or refinance of consumers' residence and first-priority home equity loans that allow consumers to borrow against the equity in their home.  These loans primarily consist of single family five- and seven-year adjustable rate mortgages with terms that amortize up to 30 years. City National also offers fixed-rate residential real estate loans. Residential purchase real estate loans are generally underwritten to comply with Fannie Mae and Freddie Mac guidelines, while first priority home equity loans are underwritten with typically less documentation, lower loan-to-value ratios and shorter maturities. Additionally, the Company periodically purchases residential mortgage loans. The credit and collateral documents for each potential purchased loan are reviewed to ensure the credit metrics are acceptable to management. At December 31, 2025, $9.9 million of the residential real estate loans were for properties under construction.

Home equity loans increased $25.5 million from December 31, 2024 to $224.7 million at December 31, 2025. City National's home equity loans represent loans to consumers that are secured by a second (or junior) priority lien on a residential property.  Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first priority lien.  These loans include home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments.  Second priority lien home equity loans are underwritten with less documentation than first priority lien residential real estate loans but typically have similar loan-to-value ratios and other terms as first priority lien residential real estate loans.  The amount of credit extended is directly related to the value of the real estate securing the loan at the time the loan is made.

All mortgage loans, whether fixed rate or adjustable rate, are originated in accordance with acceptable industry standards and comply with regulatory requirements. Fixed rate mortgage loans are processed and underwritten in accordance with Fannie Mae and Freddie Mac guidelines, while adjustable rate mortgage loans are underwritten in accordance with City National's internal loan policy.

Consumer loans may be secured by automobiles, boats, recreational vehicles, certificates of deposit and other personal property, or they may be unsecured. The Company manages the risk associated with consumer loans by monitoring such factors as portfolio size and growth, internal lending policies and pertinent economic conditions. City National's underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased $10.5 million from 2024 to $47.4 million at December 31, 2025.

The following table shows the scheduled maturity of loans outstanding as of December 31, 2025 (in thousands):

	Within One Year	After One But Within Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total

Commercial and industrial	$105,092	$243,635	$93,623	$11,625	$453,975

1-4 Family	22,406	26,798	64,875	96,153	210,232
Hotels	44,268	182,853	142,711	28,776	398,608
Multi-family	16,456	143,737	39,557	37,674	237,424
Non Residential Non-Owner Occupied	68,388	226,944	357,566	114,682	767,580
Non Residential Owner Occupied	13,293	30,622	108,487	100,996	253,398
Commercial real estate	164,811	610,954	713,196	378,281	1,867,242

Residential real estate	14,529	15,005	175,400	1,705,126	1,910,060
Home equity	1,008	6,405	43,164	174,124	224,701
Consumer and DDA Overdrafts	4,589	33,746	9,009	3,683	51,027
Total loans	$290,029	$909,745	$1,034,392	$2,272,839	$4,507,005
The maturity table above is based on actual loan maturity dates and does not consider prepayments or any other assumptions.

Loans maturing after one year with interest rates that are:	Fixed until Maturity	Variable or adjustable	Total

Commercial and industrial	$139,398	$209,485	$348,883

1-4 Family	17,508	170,318	187,826
Hotels	83,375	270,965	354,340
Multi-family	43,796	177,172	220,968
Non Residential Non-Owner Occupied	42,500	656,692	699,192
Non Residential Owner Occupied	27,444	212,661	240,105
Commercial real estate	214,623	1,487,808	1,702,431

Residential real estate	234,559	1,660,972	1,895,531
Home equity	33,400	190,293	223,693
Consumer and DDA Overdrafts	40,037	6,401	46,438
Total loans	$662,017	$3,554,959	$4,216,976
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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of December 31, 2025 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

TABLE SIX
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

The allocation of the allowance for credit losses by portfolio segment and the percent of loans in each category to total loans is shown in the table below (dollars in thousands). The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	2025		2024
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

Commercial and industrial	$3,083	10%	$4,541	10%

1-4 Family	1,426	5	1,366	5
Hotels	2,009	9	2,355	9
Multi-family	1,238	5	1,390	6
Non Residential Non-Owner Occupied	3,102	17	3,001	16
Non Residential Owner Occupied	1,777	6	1,725	5
Commercial real estate	9,552	42	9,837	41

Residential real estate	5,909	42	5,798	43
Home equity	608	5	643	5
Consumer	177	1	314	1
DDA overdrafts	533	—	789	—
Allowance for Credit Losses	$19,862	100%	$21,922	100%

The following table shows asset quality ratios as of December 31, 2025 and 2024:

	2025	2024

Net charge offs to average loans	0.02%	0.06%
(Recovery of) provision for credit losses to average loans	(0.03)	0.04
Allowance for credit losses to non-performing loans	142.7	154.3
Allowance for credit losses to total loans	0.44	0.51
Non-performing assets as a percentage of total loans and OREO	0.32	0.35

The ACL decreased from $21.9 million at December 31, 2024 to $19.9 million at December 31, 2025. As a result of the Company’s analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a recovery of credit losses of $1.4 million for the year ended December 31, 2025 and a provision for credit losses of $1.8 million for the year ended December 31, 2024. More specifically, the allowance for credit losses allocated to the commercial and industrial portfolio has decreased by $1.5 million since December 31, 2024. The decrease is due to an upgrade of a specific credit during 2025 that was previously downgraded in 2023, but has seen improved financial performance.

GOODWILL

The Company evaluates the recoverability of goodwill and indefinite lived intangible assets annually as of November 30th, or more frequently if events or changes in circumstances warrant, such as a material adverse change in the Company's business. Goodwill is considered to be impaired when the carrying value of a reporting unit exceeds its estimated fair value. Indefinite-lived intangible assets are considered impaired if their carrying value exceeds their estimated fair value. As described in Note Three of the Notes to Consolidated Financial Statements, the Company conducts its business activities through one reportable business segment – community banking. Fair values are estimated by reviewing the Company’s stock price as it compares to book value and the Company’s reported earnings.  In addition, the impact of future earnings and activities is considered in the Company’s analysis.  The Company had approximately $150 million of goodwill at December 31, 2025 and December 31, 2024. No impairment was required to be recognized in 2025 or 2024, as the estimated fair value of the Company has continued to exceed its book value.

CERTIFICATES OF DEPOSIT

The Company has time certificates of deposit that meet or exceed the FDIC insurance limit of $250,000 totaling an estimated $467.7 million at December 31, 2025. Scheduled maturities of uninsured portion of time certificates of deposit are estimated at December 31, 2025 and are summarized in the table below (in thousands).

TABLE SEVEN
MATURITY DISTRIBUTION OF UNINSURED CERTIFICATES OF DEPOSIT

Amounts

Three months or less	$73,018
Over three months through six months	64,101
Over six months through twelve months	47,732
Over twelve months	12,076
Total	$196,927

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

At December 31, 2025, approximately 23% of total assets, or $1.5 billion, consisted of financial instruments recorded at fair value. Most of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. At December 31, 2025, approximately $34 million of derivative liabilities were recorded at fair value using methodologies involving observable market data. The Company does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on the Company’s results of operations, liquidity, or capital resources. See Note Eighteen of the Notes to Consolidated Financial Statements for additional information regarding ASC Topic 820 and its impact on the Company’s financial statements.

LEGAL ISSUES

The Company is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, the Company could realize impacts to its financial performance in the period in which these legal actions are ultimately decided. There can be no assurance that current actions will have immaterial results, or that no material actions may be presented in the future. As of December 31, 2025, management expects the resolution of current legal actions will not have a material impact on the Company's financial statements.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase (Decrease) in Net Income Over 12 Months
December 31, 2025
+300	6.75	0.2%
+200	5.75	2.6
+100	4.75	3.1
-100	2.75	(1.6)
-200	1.75	(4.8)
-300	0.75	(10.0)

December 31, 2024
+300	7.50%	3.2%
+200	6.50	5.9
+100	5.50	7.0
-100	3.50	(2.9)
-200	2.50	(7.8)
-300	1.50	(13.2)
These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during 2026 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behave relative to an increase or decrease in rates compared to what would otherwise occur if rates remain stable.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, management believes that, as of December 31, 2025, the Company's system of internal control over financial reporting is effective based on those criteria.  Crowe LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of internal control over financial reporting. This report appears on page 56.

February 25, 2026

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of City Holding Company and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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
Washington, D.C.
February 25, 2026

FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except share amounts)

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$152,111	$117,580
Interest-bearing deposits in depository institutions	39,808	107,809
Cash and Cash Equivalents	191,919	225,389

Investment securities available for sale, at fair value (amortized cost $1,602,721 and $1,570,449, net of allowance for credit losses of $0 at December 31, 2025 and December 31, 2024, respectively)	1,503,358	1,421,306
Other securities	29,474	29,803
Total Investment Securities	1,532,832	1,451,109

Gross loans	4,507,005	4,274,776
Allowance for credit losses	(19,862)	(21,922)
Net Loans	4,487,143	4,252,854

Bank owned life insurance	124,370	120,887
Premises and equipment, net	69,133	70,539
Accrued interest receivable	20,718	20,650
Deferred tax assets, net	30,005	41,704
Goodwill and other intangible assets, net	157,871	160,044
Other assets	108,027	116,283
Total Assets	$6,722,018	$6,459,459

Liabilities
Deposits:
Noninterest-bearing	$1,413,621	$1,344,449
Interest-bearing:
Demand deposits	1,339,435	1,335,220
Savings deposits	1,244,571	1,215,358
Time deposits	1,303,361	1,249,123
Total Deposits	5,300,988	5,144,150

Customer repurchase agreements	367,674	325,655
FHLB long-term advances	150,000	150,000
Other liabilities	93,676	108,990
Total Liabilities	5,912,338	5,728,795

Commitments and contingencies - see Note Fifteen

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; 0 issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at December 31, 2025 and 2024, less 4,693,613 and 4,342,108 shares in treasury, respectively	47,619	47,619
Capital surplus	174,598	176,506
Retained earnings	935,046	852,757
Treasury stock	(270,967)	(230,499)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(75,741)	(114,277)
Underfunded pension liability	(875)	(1,442)
Total Accumulated Other Comprehensive Loss	(76,616)	(115,719)
Total Shareholders’ Equity	809,680	730,664
Total Liabilities and Shareholders’ Equity	$6,722,018	$6,459,459

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2025	2024	2023
Interest Income
Interest and fees on loans	$252,487	$241,521	$212,693
Interest on investment securities:
Taxable	59,896	54,132	48,335
Tax-exempt	3,158	3,281	3,854
Interest on deposits in depository institutions	5,675	7,495	6,382
Total Interest Income	321,216	306,429	271,264

Interest Expense
Interest on deposits	65,356	64,529	37,287
Interest on customer repurchase agreements	13,165	15,500	12,027
Interest on FHLB long-term advances	6,292	6,163	2,709
Total Interest Expense	84,813	86,192	52,023
Net Interest Income	236,403	220,237	219,241
(Recovery of) Provision for credit losses	(1,400)	1,820	3,243
Net Interest Income After (Recovery of) Provision for Credit Losses	237,803	218,417	215,998

Non-Interest Income
Net gains (losses) on sale of investment securities	187	(2,825)	(4,908)
Unrealized (losses) gains recognized on equity securities still held	(588)	175	432
Service charges	29,980	29,225	27,751
Bankcard revenue	28,655	28,500	27,960
Wealth and investment management fee income	12,345	11,255	9,563
Bank owned life insurance	3,878	3,992	6,037
Other income	3,308	3,012	3,794
Total Non-Interest Income	77,765	73,334	70,629

Non-Interest Expense
Salaries and employee benefits	79,166	76,363	73,163
Occupancy related expenses	9,554	9,217	9,447
Equipment and software related expenses	14,454	13,173	11,629
Bankcard expenses	8,985	8,509	7,447
Other tax-related matters	9,005	7,677	6,190
Advertising	3,082	3,821	3,112
FDIC insurance expense	3,049	2,892	2,922
Legal and professional fees	2,334	2,162	2,035
Repossessed asset losses, net of expenses	257	246	28
Merger related costs	—	—	5,150
Other expenses	24,217	23,175	22,398
Total Non-Interest Expense	154,103	147,235	143,521

CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands, except earnings per share data)

	Year Ended December 31
	2025	2024	2023
Income Before Income Taxes	$161,465	$144,516	$143,106
Income tax expense	30,980	27,415	28,741
Net Income Available to Common Shareholders	$130,485	$117,101	$114,365

Basic earnings per common share	$8.94	$7.91	$7.62
Diluted earnings per common share	$8.93	$7.89	$7.61

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2025	2024	2023

Net income available to common shareholders	$130,485	$117,101	$114,365

Available-for-Sale Securities
Unrealized gain (loss) on available-for-sale securities arising during period	50,800	(11,092)	21,442
Reclassification adjustment for net (gains) losses	(187)	2,825	4,908
Other comprehensive income (loss) related to available-for-sale securities	50,613	(8,267)	26,350

Defined Benefit Pension Plan
Net gain arising during period	546	1,128	777
Reclassification adjustment for amortization of actuarial net gains in net periodic pension cost	202	372	344
Change in underfunded pension liability	748	1,500	1,121

Other comprehensive income (loss) before income taxes	51,361	(6,767)	27,471
Tax effect	(12,258)	1,587	(6,522)
Other comprehensive income (loss), net of tax	39,103	(5,180)	20,949

Comprehensive income, net of tax	$169,588	$111,921	$135,314

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
CITY HOLDING COMPANY AND SUBSIDIARIES
(dollars and shares in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity

Balances at December 31, 2022	$47,619	$170,980	$706,696	$(215,955)	$(131,488)	$577,852
Adoption of ASU No. 2022-2	—	—	175	—	—	175
Balances at January 1, 2023	47,619	170,980	706,871	(215,955)	(131,488)	578,027
Net income	—	—	114,365	—	—	114,365
Other comprehensive income, net of tax	—	—	—	—	20,949	20,949
Cash dividends declared ($2.73 per share)	—	—	(40,937)	—	—	(40,937)
Stock-based compensation expense, net	—	3,213	—	—	—	3,213
Restricted awards granted	—	(3,848)	—	3,848	—	—
Purchase of 667 treasury shares	—	—	—	(60,134)	—	(60,134)
Acquisition of Citizens Commerce Bancshares, Inc. (667 shares)	—	7,079	—	54,504	—	61,583
Balances at December 31, 2023	$47,619	$177,424	$780,299	$(217,737)	$(110,539)	$677,066

Balances at December 31, 2023	$47,619	$177,424	$780,299	$(217,737)	$(110,539)	$677,066
Net income	—	—	117,101	—	—	117,101
Other comprehensive loss, net of tax	—	—	—	—	(5,180)	(5,180)
Cash dividends declared ($3.01 per share)	—	—	(44,643)	—	—	(44,643)
Stock-based compensation expense, net	—	3,522	—	—	—	3,522
Restricted awards granted	—	(4,030)	—	4,030	—	—
Exercise of 11 stock options	—	(410)	—	1,104	—	694
Purchase of 179 treasury shares	—	—	—	(17,896)	—	(17,896)
Balances at December 31, 2024	$47,619	$176,506	$852,757	$(230,499)	$(115,719)	$730,664

Balances at December 31, 2024	$47,619	$176,506	$852,757	$(230,499)	$(115,719)	$730,664
Net income	—	—	130,485	—	—	130,485
Other comprehensive income, net of tax	—	—	—	—	39,103	39,103
Cash dividends declared ($3.32 per share)	—	—	(48,196)	—	—	(48,196)
Stock-based compensation expense, net	—	3,384	—	—	—	3,384
Restricted awards granted	—	(5,292)	—	5,292	—	—
Purchase of 397 treasury shares	—	—	—	(45,760)	—	(45,760)
Balances at December 31, 2025	$47,619	$174,598	$935,046	$(270,967)	$(76,616)	$809,680

To be read with the attached notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2025	2024	2023

Net income available to common shareholders	$130,485	$117,101	$114,365
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	6,889	8,984	6,165
(Recovery of) Provision for credit losses	(1,400)	1,820	3,243
Depreciation of premises and equipment	4,288	4,215	4,556
Deferred income tax (benefit) expense	(50)	381	(2,764)
Net periodic employee (benefit) cost	(96)	62	52
Unrealized and realized securities losses, net	401	2,650	4,476
Stock-based compensation expense	3,384	3,522	3,213
Excess tax benefit from stock-compensation expense	493	387	228
Increase in value of bank-owned life insurance	(3,878)	(3,992)	(6,037)
Loans held for sale:
Loans originated for sale	(17,311)	(10,107)	(11,159)
Proceeds from the sale of loans originated for sale	17,599	10,221	11,306
Gain on sale of loans	(288)	(114)	(147)
Change in accrued interest receivable	(68)	(360)	(1,136)
Change in other assets	(18,848)	5,036	14,422
Change in other liabilities	9,772	(7,910)	(3,203)
Net Cash Provided by Operating Activities	131,372	131,896	137,580

Net increase in loans	(229,759)	(147,840)	(223,785)
Securities available-for-sale
Purchases	(328,714)	(294,934)	(93,681)
Proceeds from sales	66,800	33,394	205,627
Proceeds from maturities and calls	234,789	169,200	119,090
Other securities
Purchases	(308)	(268)	(8,029)
Proceeds from sales	50	1,599	536
Proceeds from maturities and calls	—	—	780
Purchases of premises and equipment	(2,924)	(2,706)	(2,962)
Proceeds from the disposals of premises and equipment	42	98	283
Proceeds from bank-owned life insurance policies	—	1,541	10,856
Payments for low income housing tax credits	(9,894)	(12,344)	(8,051)
Acquisition of Citizens Commerce Bancshares, Inc.	—	—	14,016
Net Cash (Used in) Provided by Investing Activities	(269,918)	(252,260)	14,680

Net increase (decrease) in noninterest-bearing deposits	69,172	1,645	(68,906)
Net increase (decrease) in interest-bearing deposits	87,681	208,353	(165,414)
Net increase (decrease) in customer repurchase agreements	42,019	(9,201)	37,392
Proceeds from FHLB long-term advances	—	50,000	100,000
Purchases of treasury stock	(45,760)	(17,896)	(60,134)
Proceeds from exercise of stock options	—	694	—
Lease payments	(742)	(636)	1,071
Dividends paid	(47,294)	(43,482)	(39,993)
Net Cash Provided by (Used in) Financing Activities	105,076	189,477	(195,984)
(Decrease) Increase in Cash and Cash Equivalents	(33,470)	69,113	(43,724)
Cash and cash equivalents at beginning of period	225,389	156,276	200,000
Cash and Cash Equivalents at End of Period	$191,919	$225,389	$156,276

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
CITY HOLDING COMPANY AND SUBSIDIARIES
(in thousands)

	Year Ended December 31
	2025	2024	2023

Supplemental Cash Flow Information:
Interest paid	$85,785	$83,804	$49,134
Income taxes paid	35,817	28,040	32,813
Acquisition
Identifiable assets acquired (net of purchase consideration)	$—	$—	$320,099
Liabilities assumed	—	—	307,617
Goodwill	—	—	40,821
Core deposit intangible	—	—	8,278

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

      Description of Principal Markets and Services: The Company is a registered financial holding company under the Bank Holding Company Act headquartered in Charleston, West Virginia, and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 96 banking offices in West Virginia (58), Kentucky (22), Virginia (13) and southeastern Ohio (3). City National provides credit, deposit, and wealth and investment management services to its customers. In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller-machines ("ITMs"), mobile banking, debit cards, interactive voice response systems and Internet technology.

On March 10, 2023, the Company acquired 100% of the outstanding common shares of Citizens Commerce Bancshares, Inc. ("Citizens") and its principal banking subsidiary, Citizens Commerce Bank of Versailles, Kentucky. See Note Twenty-Three for additional information.

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

Other Real Estate Owned:  Other real estate owned ("OREO") is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations.  OREO acquired in settlement of indebtedness is included in Other Assets at fair value less estimated selling costs.  Changes to the value subsequent to transfer are recorded in non-interest expense, along with direct operating expenses.  Gains or losses not previously recognized from sales of OREO are recognized in non-interest expense on the date of the sale. Physical possession of property collateralizing a loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. As of December 31, 2025 and 2024, the amount of OREO included in Other Assets was $0.5 million and $0.8 million, respectively.

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

Wealth and Investment Management Assets:  Assets held in a fiduciary or agency capacity for customers are not included in the accompanying financial statements since such items are not assets of the Company.

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

The Company invests in certain limited partnerships that operate qualified low-income housing tax credit developments.  The tax credits are reflected in the Consolidated Statements of Income as a reduction in income tax expense.  The unamortized amount of the investments is recorded within Other Assets within the Consolidated Balance Sheets.  The Company’s investments in affordable housing limited partnerships were $40.0 million and $43.8 million at December 31, 2025 and 2024, respectively. The unfunded commitments associated with these investments were $10.2 million and $19.1 million at December 31, 2025 and 2024, respectively, and were recorded within Other Liabilities within the Consolidated Balance Sheets.

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

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendment requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. This ASU became effective for the Company on December 31, 2025. The adoption of ASU No. 2023-09 was applied on retrospective basis and did not have a material impact to the Company's financial statements. See Note Twelve for additional information.

In November 2025, the FASB issued ASU No. 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans". The amendment simplifies accounting for acquired loans under CECL by expanding use of the gross-up method to a new category of purchased seasoned loans (PSLs). PSLs are acquired loans purchased more than 90 days after origination or acquired in a business combination. For PSLs, an allowance for credit loss is to be recorded at acquisition with an equal increase to amortized cost and remove credit loss expense on acquisition date. The ASU does not apply to credit cards, Topic 606 trade receivables, and debt securities. The Company elected to early adopt ASU as of December 31, 2025. The adoption of ASU No. 2025-08 did not have a material impact to the Company's financial statements.

Pending Adoption
In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Topic 230): Disaggregation of Income Statement Expenses." The amendment requires disclosure of disaggregated information about specific expense categories underlying certain income statement expense line items. In January 2025, the FASB issued ASU No. 2025-01 to further clarify the guidance noted in ASU No. 2024-03 will become effective for the Company on December 31, 2027. The adoption of ASU No. 2024-03 is not expected to have a material impact on the Company's financial statements.

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

In November 2025, the FASB issued ASU No. 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements". The amendment addresses certain aspects of the hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities. This ASU will become effective for the Company on March 31, 2027. The adoption of ASU No. 2025-09 is not expected to have a material impact on the Company's financial statements.

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvements". The amendment clarifies GAAP interim reporting guidance and formalizes a comprehensive list of required interim disclosures. This ASU will become effective for the Company on March 31, 2028. The adoption of ASU No. 2025-11 is not expected to have a material impact on the Company's financial statements.

In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements". The amendment provides technical corrections and clarifications across the codification to address unintended application, outdated references, and minor inconsistencies. This ASU will become effective for the Company on March 31, 2027. The adoption of ASU No. 2025-12 is not expected to have a material impact on the Company's financial statements.

NOTE THREE – REPORTABLE SEGMENT

The Company conducts its business activities through community banking. Community banking revolves around serving the community and customers where the bank has branches and offices. Community banking consists of lending, depository, and wealth management relationships.

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

	December 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$189,276	$538	$10,090	$179,724	$199,131	$139	$15,519	$183,751
Mortgage-backed securities:
U.S. government agencies	1,387,057	7,836	97,104	1,297,789	1,334,755	1,993	134,667	1,202,081
Private label	5,068	—	36	5,032	5,096	—	163	4,933
Trust preferred securities	4,612	—	188	4,424	4,605	141	—	4,746
Corporate securities	16,708	172	491	16,389	26,862	144	1,211	25,795
Total Securities
Available-for-Sale	$1,602,721	$8,546	$107,909	$1,503,358	$1,570,449	$2,417	$151,560	$1,421,306

The Company's other investment securities include marketable equity and non-marketable equity securities held for investment. At December 31, 2025 and 2024, the Company held $5.6 million and $6.2 million, respectively, in marketable equity securities. Changes in the fair value of the marketable equity securities are recorded in "unrealized losses recognized on equity securities still held, net" in the Consolidated Statements of Income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At December 31, 2025 and 2024, the Company held $23.9 million and $23.6 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The majority of the Company’s investment securities are mortgage-backed. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At December 31, 2025 and 2024, there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of December 31, 2025 and 2024.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2025
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$4,746	$29	$129,347	$10,061	$134,093	$10,090
Mortgage-backed securities:
U.S. Government agencies	48,555	140	803,686	96,964	852,241	97,104
Private Label	—	—	5,032	36	5,032	36
Trust preferred securities	4,424	188	—	—	4,424	188
Corporate securities	—	—	14,559	491	14,559	491
Total available-for-sale	$57,725	$357	$952,624	$107,552	$1,010,349	$107,909

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$19,724	$422	$151,508	$15,097	$171,232	$15,519
Mortgage-backed securities:
U.S. Government agencies	114,560	12,669	710,651	121,998	825,211	134,667
Private Label	—	—	4,933	163	4,933	163
Trust preferred securities	—	—	—	—	—	—
Corporate securities	—	—	24,035	1,211	24,035	1,211
Total available-for-sale	$134,284	$13,091	$891,127	$138,469	$1,025,411	$151,560

As of December 31, 2025, management does not intend to sell any impaired security and it is not more than likely that it will be required to sell any impaired security before the recovery of the amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage related securities, general financial market uncertainty and market volatility.  These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities.  The fair value is expected to recover as the securities approach their maturity date or repricing date. Due to the previously mentioned factors, as of December 31, 2025, management believes the unrealized losses detailed in the table above are temporary and no allowance for credit losses has been recognized in the Company’s securities.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at December 31, 2025, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Cost	Estimated Fair Value
Securities Available-for-Sale
Due in one year or less	$9,983	$9,872
Due after one year through five years	119,322	116,118
Due after five years through ten years	282,879	271,019
Due after ten years	1,190,537	1,106,349
	$1,602,721	$1,503,358

Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	For the year ended December 31,
	2025	2024	2023
Proceeds on sales of available for sale securities	$66,800	$33,394	$205,627

Gross unrealized gains recognized on equity securities still held	$76	$517	$769
Gross unrealized losses recognized on equity securities still held	(664)	(342)	(337)
Net unrealized gains (losses) recognized on equity securities still held	$(588)	$175	$432

Gross realized gains	$556	$5	$996
Gross realized losses	(369)	(2,830)	(5,904)
Net realized investment security (losses) gains	$187	$(2,825)	$(4,908)
The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $716 million and $694 million at December 31, 2025 and 2024, respectively.

NOTE FIVE – LOANS

The following summarizes the Company’s major classifications for loans (in thousands):

	December 31, 2025	December 31, 2024

Commercial and industrial	$453,975	$419,838

1-4 Family	210,232	197,258
Hotels	398,608	389,660
Multi-family	237,424	240,943
Non Residential Non-Owner Occupied	767,580	707,265
Non Residential Owner Occupied	253,398	233,497
Commercial real estate	1,867,242	1,768,623

Residential real estate	1,910,060	1,823,610
Home equity	224,701	199,192
Consumer	47,353	57,816
DDA overdrafts	3,674	5,697
Gross loans	4,507,005	4,274,776
Allowance for credit losses	(19,862)	(21,922)
Net loans	$4,487,143	$4,252,854

Construction loans included in:
Commercial real estate	$35,781	$24,681
Residential real estate	9,907	7,547

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

NOTE SIX – ALLOWANCE FOR CREDIT LOSSES

The following table summarizes the activity in the allowance for credit losses, by portfolio loan classification, for the years ended December 31, 2025, 2024 and 2023 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
December 31, 2025
Commercial and industrial	$4,541	$(37)	$105	$(1,526)	$3,083

1-4 Family	1,366	(29)	57	32	1,426
Hotels	2,355	(220)	—	(126)	2,009
Multi-family	1,390	—	—	(152)	1,238
Non Residential Non-Owner Occupied	3,001	—	83	18	3,102
Non Residential Owner Occupied	1,725	—	(1)	53	1,777
Commercial real estate	9,837	(249)	139	(175)	9,552

Residential real estate	5,798	(390)	56	445	5,909
Home equity	643	(255)	181	39	608
Consumer	314	(210)	54	19	177
DDA overdrafts	789	(1,492)	1,438	(202)	533
	$21,922	$(2,633)	$1,973	$(1,400)	$19,862

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
December 31, 2024
Commercial and industrial	$4,474	$(672)	$88	$651	$4,541

1-4 Family	1,402	(177)	211	(70)	1,366
Hotels	2,211	—	—	144	2,355
Multi-family	1,002	—	—	388	1,390
Non Residential Non-Owner Occupied	4,077	(3)	9	(1,082)	3,001
Non Residential Owner Occupied	2,453	(1,800)	161	911	1,725
Commercial real estate	11,145	(1,980)	381	291	9,837

Residential real estate	5,398	(423)	258	565	5,798
Home equity	490	(228)	77	304	643
Consumer	269	(182)	162	65	314
DDA Overdrafts	969	(1,570)	1,446	(56)	789
	$22,745	$(5,055)	$2,412	$1,820	$21,922

	Beginning Balance	Impact of Adopting ASU 2022-02	PCD Loan Reserves	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
December 31, 2023
Commercial and industrial	$3,568	$12	$—	$(153)	$836	$211	$4,474

1-4 Family	566	(1)	—	(340)	50	1,127	1,402
Hotels	2,332	—	—	(40)	—	(81)	2,211
Multi-family	380	—	500	—	—	122	1,002
Non Residential Non-Owner Occupied	2,019	—	1,536	—	171	351	4,077
Non Residential Owner Occupied	1,315	—	775	—	56	307	2,453
Commercial real estate	6,612	(1)	2,811	(380)	277	1,826	11,145

Residential real estate	5,427	(138)	—	(209)	47	271	5,398
Home equity	290	(46)	—	(400)	47	599	490
Consumer	110	(2)	—	(187)	123	225	269
DDA Overdrafts	1,101	—	—	(1,645)	1,402	111	969
	$17,108	$(175)	$2,811	$(2,974)	$2,732	$3,243	$22,745

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of December 31, 2025 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$427	$130	$—

1-4 Family	—	136	—
Hotels	1,422	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	234	—
Non Residential Owner Occupied	5,505	1,151	—
Commercial Real Estate	6,927	1,521	—

Residential Real Estate	—	4,497	109
Home Equity	—	308	—
Consumer	—	—	—
Total	$7,354	$6,456	$109

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

The Company recognized no interest income on non-accrual loans during each of the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the Company had one commercial and industrial loan, one hotel loan, and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans and were recorded at $7.4 million. The Company had one commercial and industrial loan and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans and were recorded at $6.6 million as of December 31, 2024. Changes in the fair value of the collateral for collateral-dependent loans are reported as credit loss expense or a reversal of credit loss expense in the period of change.

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

The following presents the aging of the amortized cost basis in past-due loans as of December 31, 2025 and 2024 by class of loan (in thousands):

	December 31, 2025
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$279	$—	$—	$279	$453,139	$557	$453,975

1-4 Family	7	—	—	7	210,089	136	210,232
Hotels	—	—	—	—	397,186	1,422	398,608
Multi-family	—	—	—	—	237,424	—	237,424
Non Residential Non-Owner Occupied	193	—	—	193	767,153	234	767,580
Non Residential Owner Occupied	91	—	—	91	246,651	6,656	253,398
Commercial real estate	291	—	—	291	1,858,503	8,448	1,867,242

Residential real estate	5,652	700	109	6,461	1,899,102	4,497	1,910,060
Home equity	715	57	—	772	223,621	308	224,701
Consumer	308	—	—	308	47,045	—	47,353
Overdrafts	432	4	—	436	3,238	—	3,674
Total	$7,677	$761	$109	$8,547	$4,484,648	$13,810	$4,507,005

	December 31, 2024
	30-59 Past Due	60-89 Past Due	90+ Past Due	Total Past Due	Current Loans	Non-accrual	Total Loans
Commercial and industrial	$—	$—	$—	$—	$416,677	$3,161	$419,838

1-4 Family	106	—	—	106	197,018	134	197,258
Hotels	—	—	—	—	389,660	—	389,660
Multi-family	—	—	—	—	240,943	—	240,943
Non Residential Non-Owner Occupied	—	—	—	—	706,919	346	707,265
Non Residential Owner Occupied	134	—	—	134	226,010	7,353	233,497
Commercial real estate	240	—	—	240	1,760,550	7,833	1,768,623

Residential real estate	6,014	842	156	7,012	1,813,775	2,823	1,823,610
Home equity	687	189	26	902	198,078	212	199,192
Consumer	145	128	—	273	57,543	—	57,816
Overdrafts	384	7	—	391	5,306	—	5,697
Total	$7,470	$1,166	$182	$8,818	$4,251,929	$14,029	$4,274,776

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

The following table presents the amortized cost basis of restructured loans by modification type and loan classification as of December 31, 2025 (in thousands, except percentages):

December 31, 2025 (1)	Payment Delay	Term Extension	Payment Delay and Term Extension	Total	Percentage of Total by Loan Classification (2)
Commercial and industrial	$—	$427	$—	$427	0.1%

1-4 Family	—	—	—	—	—
Hotels	—	—	—	—	—
Multi-family	—	—	—	—	—
Non Residential Non-Owner Occupied	—	7,986	71	8,057	1.0
Non Residential Owner Occupied	—	—	—	—	—
Commercial real estate	—	7,986	71	8,057	0.4

Residential real estate	—	—	—	—	—
Home equity	717	—	—	717	0.3
Consumer	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$717	$8,413	$71	$9,201	0.2%

1.As of December 31, 2024, the Company had one loan considered to be a restructured loan with a total balance of $0.2 million.

2.Based on the amortized cost basis as of December 31, 2025, divided by the period end amortized cost basis of the corresponding class of financing receivable.

The following table presents a summary of financial impact of loan modifications by loan classification as of December 31, 2025 (in thousands, except percentages):

December 31, 2025 (1)	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)
Commercial and industrial	0	1.3

1-4 Family	0	0
Hotels	0	0
Multi-family	0	0
Non Residential Non-Owner Occupied	0.1	1.7
Non Residential Owner Occupied	0	0
Commercial real estate	0.1	1.7

Residential real estate	0	0
Home equity	0.5	0
Consumer	0	0
Overdrafts	0	0

1.As of December 31, 2024, the Company had one loan considered to be a restructured loan with a total balance of $0.2 million.

As of December 31, 2025 and December 31, 2024, there were no unfunded commitments to borrowers with loan modifications.

Additionally, the Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty for subsequent payment defaults. During year ended December 31, 2025, one home equity loan recorded at $0.7 million was modified and had subsequent payment defaults. The remaining loan modifications the Company made during the last twelve months did not experience a subsequent payment default. No loan modifications completed to borrowers experiencing financial difficulty during the year ended December 31, 2024 had a subsequent payment default.

The following table presents an aging of loan modifications by loan classification as of December 31, 2025 (in thousands, except percentages):

December 31, 2025 (1)	Current	30-59 Past Due	60-89 Past Due	90+ Past Due	Total (2)
Commercial and industrial	$427	$—	$—	$—	$427

1-4 Family	—	—	—	—	—
Hotels	—	—	—	—	—
Multi-family	—	—	—	—	—
Non Residential Non-Owner Occupied	8,057	—	—	—	8,057
Non Residential Owner Occupied	—	—	—	—	—
Commercial real estate	8,057	—	—	—	8,057

Residential real estate	—	—	—	—	—
Home equity	—	—	—	717	717
Consumer	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$8,484	$—	$—	$717	$9,201

1.As of December 31, 2024, the Company had one loan considered to be a restructured loan with a total balance of $0.2 million.

2.Based on the amortized cost basis as of December 31, 2025

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

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2025 is as follows (in thousands ) with the loans acquired from Citizens categorized by their origination date. Retail and mortgage loans are considered performing if they are less than 90 days delinquent and non-performing if they are 90 days or more delinquent.

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$60,202	$56,657	$48,193	$20,197	$53,099	$45,845	$162,715	$446,908
Special mention	—	70	3	—	—	—	97	170
Substandard	31	131	129	863	42	1,876	3,825	6,897
Total	$60,233	$56,858	$48,325	$21,060	$53,141	$47,721	$166,637	$453,975

YTD Gross Charge-offs	$—	$30	$—	$—	$—	$7	$—	$37

Commercial real estate -
1-4 Family
Pass	$45,278	$28,636	$22,740	$33,247	$24,891	$38,622	$11,332	$204,746
Special mention	198	—	—	1,313	—	552	—	2,063
Substandard	124	156	—	1,791	402	950	—	3,423
Total	$45,600	$28,792	$22,740	$36,351	$25,293	$40,124	$11,332	$210,232

YTD Gross Charge-offs	$23	$—	$—	$—	$—	$6	$—	$29

Commercial real estate -
Hotels
Pass	$65,210	$46,074	$40,372	$74,317	$27,289	$118,006	$223	$371,491
Special mention	—	—	—	—	—	3,405	—	3,405
Substandard	—	—	—	—	—	23,712	—	23,712
Total	$65,210	$46,074	$40,372	$74,317	$27,289	$145,123	$223	$398,608

YTD Gross Charge-offs	$—	$—	$—	$—	$—	$220	$—	$220

Commercial real estate -
Multi-family
Pass	$40,029	$58,642	$6,130	$14,573	$18,000	$97,497	$1,572	$236,443
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	534	447	—	—	981
Total	$40,029	$58,642	$6,130	$15,107	$18,447	$97,497	$1,572	$237,424
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$123,220	$85,038	$106,086	$110,438	$83,342	$224,742	$6,963	$739,829
Special mention	532	—	—	543	82	23,388	—	24,545
Substandard	—	—	—	—	133	3,073	—	3,206
Total	$123,752	$85,038	$106,086	$110,981	$83,557	$251,203	$6,963	$767,580

YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate -
Non Residential Owner Occupied
Pass	$49,404	$20,878	$41,108	$27,864	$33,863	$57,089	$4,188	$234,394
Special mention	82	—	350	—	—	1,904	—	2,336
Substandard	—	456	3,536	1,052	794	10,477	353	16,668
Total	$49,486	$21,334	$44,994	$28,916	$34,657	$69,470	$4,541	$253,398

YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate -
Total
Pass	$323,141	$239,267	$216,436	$260,438	$187,384	$535,957	$24,277	$1,786,900
Special mention	812	—	350	1,857	82	29,249	—	32,350
Substandard	124	613	3,536	3,378	1,776	38,212	353	47,992
Total	$324,077	$239,880	$220,322	$265,673	$189,242	$603,418	$24,630	$1,867,242

YTD Gross Charge-offs	$23	$—	$—	$—	$—	$226	$—	$249

Residential real estate
Performing	$287,972	$199,389	$183,010	$317,677	$256,267	$590,122	$71,126	$1,905,563
Non-performing	157	111	846	43	478	2,777	85	4,497
Total	$288,129	$199,500	$183,856	$317,720	$256,745	$592,899	$71,211	$1,910,060

YTD Gross Charge-offs	$100	$—	$—	$45	$25	$220	$—	$390

Home equity
Performing	$30,143	$26,449	$19,898	$9,319	$3,813	$6,764	$128,007	$224,393
Non-performing	—	—	—	—	—	—	308	308
Total	$30,143	$26,449	$19,898	$9,319	$3,813	$6,764	$128,315	$224,701
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$255	$255

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Total

Consumer
Performing	$13,622	$9,475	$12,776	$6,541	$1,127	$1,301	$2,511	$47,353
Non-performing	—	—	—	—	—	—	—	—
Total	$13,622	$9,475	$12,776	$6,541	$1,127	$1,301	$2,511	$47,353
YTD Gross Charge-offs	$8	$33	$14	$116	$2	$33	$4	$210

Based on the most recent analysis performed, the risk category of loans by class of loans at December 31, 2024 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial and industrial
Pass	$65,161	$63,650	$26,201	$62,445	$36,440	$21,148	$109,869	$384,914
Special mention	60	5	—	—	—	—	—	65
Substandard	1,134	452	1,926	548	2,449	2,051	26,299	34,859
Total	$66,355	$64,107	$28,127	$62,993	$38,889	$23,199	$136,168	$419,838

Commercial real estate -
1-4 Family
Pass	$39,992	$28,545	$38,562	$27,846	$18,218	$29,102	$10,011	$192,276
Special mention	—	—	180	—	842	613	—	1,635
Substandard	—	—	1,688	411	312	936	—	3,347
Total	$39,992	$28,545	$40,430	$28,257	$19,372	$30,651	$10,011	$197,258

Commercial real estate -
Hotels
Pass	$46,980	$48,278	$78,225	$31,161	$6,742	$152,896	$288	$364,570
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	25,090	—	25,090
Total	$46,980	$48,278	$78,225	$31,161	$6,742	$177,986	$288	$389,660

Commercial real estate -
Multi-family
Pass	$73,914	$6,939	$18,191	$19,174	$56,587	$63,314	$1,825	$239,944
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	542	457	—	—	—	999
Total	$73,914	$6,939	$18,733	$19,631	$56,587	$63,314	$1,825	$240,943

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$76,051	$110,212	$115,753	$92,783	$53,513	$213,886	$16,284	$678,482
Special mention	—	—	839	92	486	24,108	—	25,525
Substandard	73	15	—	139	—	3,031	—	3,258
Total	$76,124	$110,227	$116,592	$93,014	$53,999	$241,025	$16,284	$707,265

Commercial real estate -
Non Residential Owner Occupied
Pass	$23,376	$45,011	$28,830	$38,061	$15,154	$58,846	$3,938	$213,216
Special mention	—	—	—	—	—	2,029	—	2,029
Substandard	—	3,713	842	1,950	1,167	10,221	359	18,252
Total	$23,376	$48,724	$29,672	$40,011	$16,321	$71,096	$4,297	$233,497

Commercial real estate -
Total
Pass	$260,313	$238,984	$279,562	$209,025	$150,213	$518,042	$32,346	$1,688,485
Special mention	—	—	1,019	92	1,327	26,751	—	29,189
Substandard	73	3,728	3,073	2,958	1,479	39,279	359	50,949
Total	$260,386	$242,712	$283,654	$212,075	$153,019	$584,072	$32,705	$1,768,623

Residential real estate
Performing	$230,045	$209,641	$355,495	$283,509	$223,004	$451,144	$67,949	$1,820,787
Non-performing	179	91	44	628	—	1,521	360	2,823
Total	$230,224	$209,732	$355,539	$284,137	$223,004	$452,665	$68,309	$1,823,610

Home equity
Performing	$31,751	$25,164	$11,344	$5,232	$2,832	$7,346	$115,311	$198,980
Non-performing	—	—	—	—	—	—	212	212
Total	$31,751	$25,164	$11,344	$5,232	$2,832	$7,346	$115,523	$199,192

Consumer
Performing	$17,621	$21,062	$11,628	$2,374	$1,456	$1,180	$2,495	$57,816
Non-performing	—	—	—	—	—	—	—	—
Total	$17,621	$21,062	$11,628	$2,374	$1,456	$1,180	$2,495	$57,816

NOTE SEVEN – PREMISES AND EQUIPMENT

A summary of premises and equipment and related accumulated depreciation is summarized as follows (in thousands):

	Estimated Useful Life	2025	2024

Land		$35,098	$35,163
Buildings and improvements	10 to 30 yrs.	103,193	102,342
Equipment	3 to 10 yrs.	40,491	39,810
		178,782	177,315
Less: accumulated depreciation		(109,649)	(106,776)
		$69,133	$70,539

The depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $4.3 million, $4.2 million, and $4.6 million, respectively.

There was no impairment of the Company's premises and equipment for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

NOTE EIGHT – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company completed its annual assessment of the carrying value of goodwill during 2025 and concluded that its carrying value was not impaired. The Company's reporting unit had positive equity and a qualitative assessment was completed, indicating that it was not more likely than not that goodwill was impaired. The following table presents a roll forward of the Company's goodwill activity (in thousands):

	2025	2024

Beginning balance	$149,762	$149,902
Goodwill acquired in conjunction with the acquisition of Citizens Commerce	—	(140)
Ending balance	$149,762	$149,762

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

	2025	2024

Gross carrying amount	$29,462	$29,462
Accumulated amortization	(21,353)	(19,180)
	$8,109	$10,282

Beginning balance	$10,282	$12,666
Amortization expense	(2,173)	(2,384)
Ending balance	$8,109	$10,282

The core deposit intangibles are being amortized over 10 years. The estimated amortization expense for core deposit intangible assets for each of the next five years is as follows (in thousands):

2026	$1,953
2027	1,855
2028	1,713
2029	674
2030	637
Thereafter	1,277
$8,109

NOTE NINE – SCHEDULED MATURITIES OF TIME DEPOSITS

Scheduled maturities of the Company's time deposits outstanding at December 31, 2025 are summarized as follows (in thousands):

2026	$1,218,051
2027	49,288
2028	18,019
2029	9,673
2030	6,669
Over five years	1,661
$1,303,361

The Company's time deposits that meet or exceed the FDIC insurance limit of $250,000 were $467.7 million and $441.9 million at December 31, 2025 and 2024, respectively.

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

Additionally, the Company had other short-term borrowings throughout 2025 from federal funds purchased from the Federal Reserve Discount Window which provide a source of short-term funds to ensure adequate liquidity. Federal funds purchased are short-term borrowings from correspondent banks that typically mature within one to ninety days and are collateralized by similar qualifying assets required for FHLB collateralized advances. Interest on federal funds purchased is set daily by the correspondent bank based on prevailing market rates.

Further, the Company utilizes securities sold under agreements to repurchase as a liquidity management tool. Securities sold under agreements to repurchase (or customer repurchase agreements) include interests in government agency and municipal securities. These agreements mature daily at par. The Company had pledged securities related to these agreements of $383.6 million and $356.0 million at December 31, 2025 and at December 31, 2024, respectively.

The Company has approximately 37,500 shares of FHLB stock at par value as of December 31, 2025. Purchases of FHLB stock are required based on the Company’s maximum borrowing capacity with the FHLB. In addition to the short-term and long-term collateralized advances, FHLB stock entitles the Company to receive dividends declared by the FHLB.

Collateral pledged to the FHLB and Federal Reserve Discount Window was approximately $1.9 billion at December 31, 2025 and $1.7 billion at December 31, 2024 and consisted primarily of 1-4 family residential property loans. City National had an additional $1.7 billion and $1.5 billion available from unused portions of lines of credit with the FHLB and Federal Reserve Discount Window at December 31, 2025 and 2024, respectively. No short-term or long-term funding has been utilized with certain other financial institutions the Company maintains business relationships as of December 31, 2025 or December 31, 2024.

Short-term borrowings

A summary of the Company's short-term borrowings is as follows (dollars in thousands):

	2025	2024	2023

Balance at end of year:
Customer repurchase agreements	$367,674	$325,655	$309,856
FHLB short-term advances	—	—	25,000

Weighted-average interest rate at end of year:
Customer repurchase agreements	3.58%	4.74%	3.86%
FHLB short-term advances	—	—	5.63

Average balance outstanding during the year:
Customer repurchase agreements	$355,943	$336,447	$289,480
FHLB short-term advances	1	908	847
Federal Funds purchased	9	13	113

Weighted-average interest rate during the year:
Customer repurchase agreements	3.70%	4.59%	4.13%
FHLB short-term advances	4.07	5.74	5.76
Federal Funds purchased	4.37	4.66	5.74

Long-term borrowings

The Company's long-term collateralized advances from the FHLB and related weighted-average interest rates are as follows (dollars in thousands):

	2025	2024

Balance at end of year:
FHLB long-term advances	$150,000	$150,000

Weighted-average interest rate at end of year:
FHLB long-term advances	4.14%	4.14%

As of December 31, 2025, the maturities of the FHLB long-term advances are as follows (in thousands):

2026	$—
2027	50,000
2028	50,000
2029	50,000
2030 and thereafter	—
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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, which may be in the form of cash or securities, based upon mark-to-mark positions. The Company has received collateral with a value of $26.1 million and $57.3 million as of December 31, 2025 and 2024, respectively.

Non-hedging interest rate derivatives

As of December 31, 2025 and 2024, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands) which are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets:

	December 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$284,783	$3,879	$43,075	$1,264
Loan interest rate swap - liabilities	478,859	30,493	623,844	49,993

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	496,859	31,201	641,844	51,075
Loan interest rate swap - liabilities	284,783	3,879	43,075	1,264

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Year Ended December 31,
	2025	2024	2023
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income - derivative assets	$(15,320)	$2,766	$(14,016)
Other income - derivative liabilities	15,320	(2,766)	14,016
Other expense - derivative liabilities	(269)	(70)	(306)

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

Fair Value Hedges

During the year ended December 31, 2020, the Company entered into a series of fair value hedge agreements to reduce the interest rate risk associated with the change in fair value of certain securities. The total notional amount of these agreements was $150 million and the amortized cost of the hedged assets was $282.5 million at December 31, 2024. During the year ended December 31, 2025, the fair value hedge agreements matured. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	December 31, 2025	December 31, 2024
Investment securities available for sale, at fair value	$—	$(4,740)
Other assets	—	4,581
Cumulative adjustment to Interest on investment securities	—	159

In addition to the agreements entered into in the year ended December 31, 2020, the Company had less than $0.1 million of other fair value hedges to reduce the interest rate risk associated with the change in fair value of certain investment securities as of December 31, 2024. These other fair value hedges also matured during the year ended December 31, 2025.

During the year ended December 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the year ended December 31, 2025, the fair value hedge agreements were effective. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	December 31, 2025	December 31, 2024
Gross loans	$(25)	$(582)
Other assets	12	566
Cumulative adjustment to Interest and fees on loans	13	16

NOTE TWELVE – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	2025	2024
Allowance for credit losses	$4,368	$4,495
Deferred compensation payable	3,712	3,441
Accrued expenses	2,122	2,365
Unrealized losses on available for sale securities	23,731	34,973
Depreciation	3,133	2,603
Other	3,938	4,307
Total Deferred Tax Assets	41,004	52,184

Goodwill and other intangible assets	3,159	3,080
Deferred loan fees	2,875	2,550
Other	4,965	4,850
Total Deferred Tax Liabilities	10,999	10,480
Deferred Tax Assets, net	$30,005	$41,704

No material valuation allowances for deferred tax assets were recorded at December 31, 2025 or 2024 as the Company believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.
Significant components of the provision for income taxes are as follows (in thousands):

	2025	2024	2023
Current:
Federal	$25,286	$23,883	$27,156
State	5,744	3,151	4,349
Total current tax expense	31,030	27,034	31,505

Deferred
Federal	50	270	(2,497)
State	(100)	111	(267)
Total deferred tax expense	(50)	381	(2,764)
Income tax expense	$30,980	$27,415	$28,741

A reconciliation of the significant differences between the federal statutory income tax rate and the Company’s effective income tax rate is as follows (in thousands):

	2025		2024		2023

Computed federal taxes at statutory rate	$33,907	21.0%	$30,348	21.0%	$30,052	21.0%
State income taxes, net of federal tax benefit (1)	4,736	2.9	2,871	2.0	3,662	2.6
Income tax credits
Low-income housing tax credits	(4,933)	(3.1)	(4,008)	(2.8)	(2,747)	(1.9)
Other	(291)	(0.2)	—	—	—	—
Nontaxable or nondeductible items
Tax-exempt interest income	(701)	(0.4)	(732)	(0.5)	(850)	(0.6)
Bank-owned life insurance	(809)	(0.5)	(818)	(0.6)	(1,254)	(0.9)
Other nondeductible items	284	0.2	144	0.1	217	0.2
Other Adjustments (2)
Changes in unrecognized tax benefits, net	(277)	(0.2)	(294)	(0.2)	(437)	(0.3)
Stock compensation	(420)	(0.3)	(337)	(0.2)	(195)	(0.1)
Other items, net	(516)	(0.3)	241	0.2	293	0.2
Effective tax rate	$30,980	19.2%	$27,415	19.0%	$28,741	20.1%

1.During the years ended December 31, 2025, 2024, and 2023, state taxes in West Virginia made up the majority of the tax effect in this category.
2. None of the Company's pretax book income is from foreign sources

Additionally, the Company made income tax payments as follows (in thousands):

	2025	2024	2023
U.S. Federal	$30,100	$23,300	$28,350
State:
West Virginia	4,202	4,000	3,600
Other	1,515	740	863
Total States	$5,717	$4,740	$4,463
Total Income Taxes Paid	$35,817	$28,040	$32,813

The entire amount of the Company’s unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	2025	2024

Beginning balance	$1,275	$1,256
Additions for current year tax positions	427	309
Increases (decreases) for prior year tax positions	118	78
Decreases related to lapse of applicable statute of limitation	(351)	(368)
Ending balance	$1,469	$1,275

Interest and penalties on income tax uncertainties are included in income tax expense.  During 2025, 2024 and 2023, the provision related to interest and penalties was not material in any period. The balance of accrued interest and penalties at December 31, 2025 and 2024 was approximately $1.0 million.
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state taxing authorities for the years ended December 31, 2022 and forward.

NOTE THIRTEEN – EMPLOYEE BENEFIT PLANS

Pursuant to the terms of the City Holding Company 2023 Incentive Plan (the "2023 Plan"), the Compensation Committee of the Board of Directors, or its delegate, may, from time-to-time, grant stock options, stock appreciation rights, ("SARs"), restricted stock units, or stock awards (collectively, the "awards") to employees, directors and individuals who provide service to the Company (collectively, "Plan Participants").  The 2023 Plan was approved by the shareholders in April 2023 and replaced the City Holding 2013 Incentive Plan (the "2013 Plan") that expired in April 2023. A maximum of 600,000 shares of the Company’s common stock may be issued under the 2023 Plan, subject to certain limitations.  These limitations may be adjusted in the event of a change in the number of outstanding shares of common stock by reason of a stock dividend, stock split, combination, reclassification, recapitalization or other similar event.  Specific terms of the awards granted, including the number of shares, vesting periods, exercise prices (for stock options) and expiration dates are determined at the date of grant and are evidenced by agreements between the Company and the awardee.  The exercise price of the stock option grants equals the fair market value of the Company’s stock on the date of grant.  All incentive stock options and SARs will be exercisable up to 10 years from the date granted and all options and SARs are exercisable for the period specified in the individual agreement.  Upon a change-in-control of the Company, as defined in the 2023 Plan, all outstanding awards shall immediately vest. As of December 31, 2025, approximately 512,000 shares were still available to be issued under the 2023 Plan.

Stock Options

During the year ended December 31, 2025, no stock options were granted or exercised. The Company had 512 outstanding and exercisable options issued as of December 31, 2025 at a weighted average exercise price of $66.32 per share. All previously issued stock options granted under the 2013 Plan that was replaced by the 2023 Plan were fully vested prior to December 31, 2022.

Shares issued in connection with stock option exercises are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During 2024, all shares issued in connection with stock option exercises were issued from available treasury stock. No stock options were exercised during 2023 and 2025.

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

Restricted shares are generally forfeited if officers and employees terminate employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for RSUs and PSUs, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For the restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of December 31, 2025, the criteria were probable of being met. During 2025, 2024, 2023, all shares issued in connection with restricted shares, RSUs, and PSUs were issued from available treasury stock.

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

A summary of the Company’s restricted shares activity and related information is presented below:

	2025		2024		2023
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant

Outstanding at January 1	134,949		135,558		140,606
Granted	41,445	$114.87	37,239	$98.20	35,358	$91.46
Forfeited/Vested	(42,770)		(37,848)		(40,406)
Outstanding at December 31	133,624		134,949		135,558

Information regarding stock-based compensation associated with restricted shares is provided in the following table (dollars in thousands):

	For the year ended December 31,
	2025	2024	2023
Stock-based compensation expense associated with restricted shares, RSUs and PSUs	$3,384	$3,170	$2,828

At period-end:	2025
Unrecognized stock-based compensation expense	$6,425
Weighted average period in which the above amount is expected to be recognized	3.1	years

401(k) Plan

The Company provides retirement benefits to its employees through matching contributions to the City Holding Company 401(k) Plan and Trust (the "401(k) Plan"), which is intended to be compliant with Employee Retirement Income Security Act (ERISA) section 404(c). Information regarding the Company’s 401(k) Plan is provided in the following table (dollars in thousands):

	For the year ended December 31,
	2025	2024	2023
Expense associated with the Company's 401(k) Plan	$1,330	$1,289	$1,246

At period-end:
Number of shares of the Company's common stock held by the 401(k) Plan	160,770	158,486	165,489

Defined Benefit Plan
The Company maintains a defined benefit pension plan (the "Defined Benefit Plan"), which was inherited from the Company's acquisition of the plan sponsor (Horizon Bancorp, Inc.). The Horizon Defined Benefit Plan was frozen in 1999 and maintains a December 31st year-end for purposes of computing its benefit obligations.
Primarily as a result of the interest rate environment and mortality table revisions, the estimated fair value of plan assets exceeded the benefit obligation at December 31, 2025 and at December 31, 2024.

The following table summarizes activity within the Company's Defined Benefit Plan (dollars in thousands):

	Pension Benefits
	2025	2024
Change in fair value of plan assets:
Fair value at beginning of measurement period	$12,853	$12,351
Actual gain on plan assets	1,520	1,495
Benefits paid	(993)	(993)
Fair value at end of measurement period	13,380	12,853

Change in benefit obligation:
Benefit obligation at beginning of measurement period	(10,115)	(11,051)
Interest cost	(524)	(518)
Actuarial gain (loss)	92	44
Assumption changes	(244)	417
Benefits paid	993	993
Benefit obligation at end of measurement period	(9,798)	(10,115)

Funded status	$3,582	$2,738

Weighted-average assumptions for benefit obligation:
Discount rate	5.12%	5.47%
Expected long-term rate of return	6.75%	6.75%

Weighted-average assumptions for net periodic pension cost:
Discount rate	5.47%	4.93%
Expected long-term rate of return	6.75%	6.75%

Based on the funding status of the Company's Defined Benefit Plan, no contributions were required during the years ended December 31, 2025 and 2024.
The following table presents the components of the net periodic pension cost of the Company's Defined Benefit Plan, which is recognized in Other Expenses in the Consolidated Statements of Income (in thousands). Since the Company's Defined Benefit Plan is frozen, there is no service cost component.

	2025	2024	2023

Interest cost	$524	$518	$549
Expected return on plan assets	(822)	(828)	(840)
Net amortization and deferral	202	372	343
Net Periodic Pension (Benefit) Cost	$(96)	$62	$52

Amounts related to the Company's Defined Benefit Pension Plan recognized as a component of other comprehensive (loss) income were as follows (in thousands):

	2025	2024	2023
Net actuarial gain	$748	$1,500	$1,121
Deferred tax expense	(181)	(361)	(280)
Other comprehensive income, net of tax	$567	$1,139	$841

Amounts recognized as a component of accumulated other comprehensive loss as of December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Net actuarial loss	$1,150	$1,898
Deferred tax benefit	(275)	(456)
Amounts included in accumulated other comprehensive loss, net of tax	$875	$1,442

The following table summarizes the expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter (in thousands):

Plan Year Ending December 31,	Expected Benefits to be Paid

2026	$983
2027	967
2028	947
2029	930
2030	898
2031 through 2035	3,910

The major categories of assets in the Company’s Defined Benefit Plan as of year-end are presented in the following table (in thousands).  Assets are segregated by the level of the valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (See Note Eighteen).

	Total	Level 1	Level 2	Level 3
2025
Cash and cash equivalents	$430	$430	$—	$—
Common stocks	9,571	9,571	—	—
Corporate bonds	3,379	—	3,379	—
Total	$13,380	$10,001	$3,379	$—

2024
Cash and cash equivalents	$108	$108	$—	$—
Common stocks	8,751	8,751	—	—
Corporate bonds	3,994	—	3,994	—
Total	$12,853	$8,859	$3,994	$—

Horizon Defined Benefit Plan (Investment Strategy)

The Company's pension committee has revised the plan's investment strategy and set a target allocation of 75% equity securities and 25% fixed income securities. The assets will be reallocated periodically to meet the above target allocations. A range is developed around each of these target allocations such that at any given time the actual allocation may be higher or lower than stated above (+ or - 10%). The overall investment return goal is to achieve a rate of return greater than a blended index of the S&P 500 and the Barclay's Capital Aggregate Bond Index, which is tailored to the same asset mix of the retirement plans assets, by 1/2 or 1% annualized after fees over a rolling five year moving average basis. At December 31, 2025, the plan assets were invested in equity securities (72%) and fixed income securities (25%), which are in the allowable allocation range under the policy.

Pentegra Defined Benefit Plan

The Company and its subsidiary participate in the Pentegra Defined Benefit Plan for Financial Institutions ("The Pentegra DB Plan"), a tax-qualified defined benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded statuses below are as of July 1, 2025 (the latest available valuation report). It is the policy of the Company to fund the normal cost of the Pentegra DB Plan on an annual basis.  Other than for normal plan expenses, no contributions were required for the years ended December 31, 2025, 2024 and 2023.  The benefits of the original Pentegra Defined Benefit Plan were frozen prior to the acquisition of Classic Bancshares ("Classic") in 2005, and the benefits of the Poage Pentegra Defined Benefit Plan were frozen prior to the acquisition of Poage in 2018. It is the intention of the Company to fund benefit amounts when assets of the plan are not sufficient.

During the fourth quarter of 2025, the Company initiated the termination of the Pentegra DB Plan associated with the acquisition of Classic by transferring the liability to a third party. The Company incurred a charge of $0.4 million in connection with the termination. The Company anticipates the process to be finalized in mid-2026

Pentegra DB Plan's Employer Identification Number	13-5645888
Plan Number	333

Funded status for plan inherited with Classic acquisition	87.17%
Funded status for plan inherited with Poage acquisition	81.67%

Employment Contracts

The Company has entered into employment contracts with certain of its current executive officers. The employment contracts provide for, among other things, the payment of termination compensation in the event an executive officer either voluntarily or involuntarily terminates his employment with the Company for other than "Just Cause" as defined in the applicable employment contract. One of the employment contracts provide for a termination benefit that became fully vested in 2005 and is payable if and when the executive officer terminates their employment with the Company. The termination benefit grows each year at an amount equal to the one-year constant maturity treasury rate and cannot be forfeited except where the executive officer personally profits from willful fraudulent activity that materially and adversely affects the Company. The costs of this vested termination benefit have been fully accrued and expensed by the Company as of December 31, 2025. The liability was $1.5 million at December 31, 2025 and 2024.

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

	For the year ended December 31
	2025	2024	2023
Cost of other post-retirement benefits	$223	$222	$231

At period-end:
Other post-retirement benefit liability (included in Other Liabilities)	4,342	4,599
Cash surrender value of insurance policies (included in Other Assets)	4,300	4,649

NOTE FOURTEEN – RELATED PARTY TRANSACTIONS

City National has granted loans to certain non-executive officers and directors of the Company and its subsidiaries, and to their associates.

		Principal	Principal
	December 31, 2024	Additions	Reductions	Other (1)	December 31, 2025
Related Party Loans	$6,303	$—	$(210)	$(5,939)	$154

1.Board member, Tracy W. Hylton, passed away in January 2025 and as such, outstanding loans are no longer considered granted to a related party as of December 31, 2025

Additionally, the unfunded commitments on the related party loans were $4.5 million and $5.7 million as of December 31, 2025 and 2024, respectively.

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	December 31, 2025	December 31, 2024

Commitments to extend credit:
Home equity lines	$262,194	$248,664
Commercial real estate	106,455	141,967
Other commitments	253,942	347,744
Standby letters of credit	1,976	2,170
Commercial letters of credit	7,935	8,432

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as those involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Litigation

The Company is engaged in various legal actions through its normal course of business. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately decided. There can be no assurance that current legal actions will have an immaterial impact on financial results, either positive or negative, or that no material legal actions may be presented in the future. As of December 31, 2025, management expects the resolution of current legal actions will not have a material impact on the Company's financial statements.

NOTE SIXTEEN – PREFERRED STOCK

The Company’s Board of Directors has the authority to issue preferred stock, and to determine the designation, preferences, rights, dividends and all other attributes of such preferred stock, without any vote or action by the shareholders.  As of December 31, 2025 and December 31, 2024, no such shares were outstanding, nor were any expected to be issued.

NOTE SEVENTEEN – REGULATORY REQUIREMENTS, RESTRICTIONS ON DIVIDENDS AND CAPITAL RATIOS

The principal source of income and cash for City Holding (the "Parent Company") is dividends from City National. Dividends paid by City National to the Parent Company are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. Approval is also required if dividends declared would cause City National’s regulatory capital to fall below specified minimum levels.  At December 31, 2025, City National could pay dividends up to $43.7 million without prior regulatory permission.

During 2025, the Parent Company used cash obtained from the dividends received primarily to: (1) pay common dividends to shareholders and (2) fund repurchases of the Company's common shares. As of December 31, 2025, the Parent Company reported a cash balance of approximately $148.9 million.  Management believes that the Parent Company’s available cash balance, together with cash dividends from City National, is adequate to satisfy its funding and cash needs in 2026.

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

The Company’s minimum required regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer and are illustrated in the following tables (in thousands):

December 31, 2025	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$730,153	16.9%	$301,848	7.0%	$280,287	6.5%
City National Bank	576,928	13.4%	300,911	7.0%	279,418	6.5%
Tier 1 Capital
City Holding Company	730,453	16.9%	366,530	8.5%	344,969	8.0%
City National Bank	576,928	13.4%	365,392	8.5%	343,899	8.0%
Total Capital
City Holding Company	750,319	17.4%	452,772	10.5%	431,211	10.0%
City National Bank	596,794	13.9%	451,367	10.5%	429,873	10.0%
Tier 1 Leverage Ratio
City Holding Company	730,453	11.0%	266,566	4.0%	333,207	5.0%
City National Bank	576,928	8.7%	265,801	4.0%	332,252	5.0%

December 31, 2024:	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET 1 Capital
City Holding Company	$688,707	16.5%	$291,989	7.0%	$271,133	6.5%
City National Bank	563,301	13.6%	291,068	7.0%	270,277	6.5%
Tier 1 Capital
City Holding Company	688,707	16.5%	354,558	8.5%	333,702	8.0%
City National Bank	563,301	13.6%	353,439	8.5%	332,649	8.0%
Total Capital
City Holding Company	709,820	17.0%	437,983	10.5%	417,127	10.0%
City National Bank	584,415	14.1%	436,602	10.5%	415,811	10.0%
Tier 1 Leverage Ratio
City Holding Company	688,707	10.6%	259,325	4.0%	324,156	5.0%
City National Bank	563,301	8.7%	258,477	4.0%	323,096	5.0%

As of December 31, 2025, management believes that City Holding Company, and its banking subsidiary, City National, were "well capitalized." City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above. As of December 31, 2025, management believes that City Holding and City National meet all capital adequacy requirements.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at December 31, 2025.

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

December 31, 2025	Total	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$179,724	$—	$179,724	$—
Mortgage-backed securities:
U.S. Government agencies	1,297,789	—	1,297,789	—
Private label	5,032	—	5,032	—
Trust preferred securities	4,424	—	4,424	—
Corporate securities	16,389	—	16,389	—
Marketable equity securities	5,568	1,757	3,811	—
Derivative assets	35,093	—	35,093	—

Financial Liabilities
Derivative liabilities	34,372	—	34,372	—

Nonrecurring fair value measurements
Financial Assets
Collateral-dependent individually evaluated loans	7,354	—	—	7,354
Non-Financial Assets
Other real estate owned	482	—	—	482

	Total	Level 1	Level 2	Level 3
December 31, 2024
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$183,751	$—	$183,751	$—
Mortgage-backed securities:
U.S. Government agencies	1,202,081	—	1,202,081	—
Private label	4,933	—	4,933	—
Trust preferred securities	4,746	—	4,746	—
Corporate securities	25,795	—	25,795	—
Marketable equity securities	6,157	1,682	4,475	—
Derivative assets	57,491	—	57,491	—

Financial Liabilities
Derivative liabilities	51,257	—	51,257	—

Nonrecurring fair value measurements
Financial Assets
Collateral-dependent individually evaluated loans	6,602	—	—	6,602
Non-Financial Assets
Other real estate owned	754	—	—	754

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the periods indicated (in thousands):

	2025	2024
Beginning balance	$—	$1,871
Changes in fair value	—	—
Changes due to principal reduction	—	(1,871)
Ending balance	$—	$—

No transfers into or out of Level 3 of the fair value hierarchy occurred during the year ended December 31, 2025 or 2024.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral.  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral. Generally, the Company has applied collateral discounts, ranging from 10% to 30%. During the years ended December 31, 2025 and 2024, the Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Cash and cash equivalents	$191,919	$191,919	$191,919	$—	$—
Securities available-for-sale	1,503,358	1,503,358	—	1,503,358	—
Marketable equity securities	5,568	5,568	1,757	3,811	—
Net loans	4,487,143	4,399,501	—	—	4,399,501
Accrued interest receivable	20,718	20,718	—	20,718	—
Derivative assets	35,093	35,093	—	35,093	—

Liabilities:
Deposits	5,300,988	5,182,514	3,887,367	1,295,147	—
Customer repurchase agreements	367,674	367,674	—	367,674	—
FHLB long-term advances	150,000	151,967	—	151,967	—
Accrued interest payable	5,842	5,842	—	5,842	—
Derivative liabilities	34,372	34,372	—	34,372	—

December 31, 2024
Assets:
Cash and cash equivalents	$225,389	$225,389	$225,389	$—	$—
Securities available-for-sale	1,421,306	1,421,306	—	1,421,306	—
Marketable equity securities	6,157	6,157	1,682	4,475	—
Net loans	4,252,854	4,126,124	—	—	4,126,124
Accrued interest receivable	20,650	20,650	—	20,650	—
Derivative assets	57,491	57,491	—	57,491	—

Liabilities:
Deposits	5,144,150	5,039,503	3,799,701	1,239,802	—
Customer repurchase agreements	325,655	325,655	—	325,655	—
FHLB long-term advances	150,000	149,137	—	149,137	—
Accrued interest payable	6,798	6,798	—	6,798	—
Derivative liabilities	51,257	51,257	—	51,257	—

NOTE NINETEEN – CITY HOLDING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets

The following table presents the condensed balance sheets of City Holding Company, parent company only (in thousands):

	December 31,
	2025	2024

Assets
Cash	$148,934	$117,331
Investment securities available for sale, at fair value	415	382
Investment in subsidiaries	673,891	624,363
Loans, net	—	305
Deferred tax asset, net	337	279
Other assets	329	534
Total Assets	$823,906	$743,194

Liabilities
Dividends payable	$12,754	$11,853
Other liabilities	1,472	677
Total Liabilities	14,226	12,530

Total Shareholders’ Equity	809,680	730,664
Total Liabilities and Shareholders’ Equity	$823,906	$743,194

Condensed Statements of Comprehensive Income

The following table presents the condensed statements of comprehensive income of City Holding Company, parent company only (in thousands):

	Year Ended December 31,
	2025	2024	2023

Income
Dividends from subsidiaries	$125,500	$113,000	$108,895
Realized and unrealized investment securities gains (losses),net	35	149	(302)
Other income	55	181	98
	125,590	113,330	108,691
Expenses
Other expenses	2,821	2,399	2,024
	2,821	2,399	2,024

Income Before Income Tax Benefit and Equity in Undistributed Net Income (Excess Dividends) of Subsidiaries	122,769	110,931	106,667
Income tax benefit	(675)	(567)	(650)
Income Before Equity in Undistributed Net Income (Excess Dividends) of Subsidiaries	123,444	111,498	107,317
Equity in undistributed net income (excess dividends) of subsidiaries	7,041	5,603	7,048
Net Income	$130,485	$117,101	$114,365

Total Comprehensive Income	$169,588	$111,921	$135,316

Condensed Statements of Cash Flows

The following table presents the condensed statements of cash flows of City Holding Company, parent company only (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$130,485	$117,101	$114,365
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized and realized investment securities (gains) losses	(35)	(149)	302
Deferred income tax benefit	(58)	(97)	(150)
Stock based compensation	3,384	3,522	3,213
Change in other assets	205	660	128
Change in other liabilities	(2,590)	(3,022)	(4,134)
(Equity in undistributed net income) excess dividends of subsidiaries	(7,041)	(5,603)	(7,048)
Net Cash Provided by Operating Activities	124,350	112,412	106,676

Investing Activities
Proceeds from sales of other investments	2	1,548	447
Net decrease in loans	305	67	52
Acquisition of Citizens Commerce Bancshares, Inc.	—	—	2,343
Net Cash Provided by Investing Activities	307	1,615	2,842

Financing Activities
Dividends paid	(47,294)	(43,482)	(39,993)
Purchases of treasury stock	(45,760)	(17,896)	(60,134)
Proceeds from exercise of stock options	—	694	—
Net Cash Used in Financing Activities	(93,054)	(60,684)	(100,127)
Increase in Cash and Cash Equivalents	31,603	53,343	9,391
Cash and cash equivalents at beginning of year	117,331	63,988	54,597
Cash and Cash Equivalents at End of Year	$148,934	$117,331	$63,988

NOTE TWENTY – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the Year Ended December 31,
	2025	2024	2023

Net income available to common shareholders	$130,485	$117,101	$114,365
Less: earnings allocated to participating securities	(1,157)	(1,069)	(1,036)
Net earnings allocated to common shareholders	$129,328	$116,032	$113,329

Distributed earnings allocated to common shares outstanding	$47,211	$43,857	$40,121
Undistributed earnings allocated to common shares outstanding	82,117	72,175	73,208
Net earnings allocated to common shareholders	$129,328	$116,032	$113,329

Average shares outstanding, basic	14,474	14,676	14,868
Effect of dilutive securities	8	21	23
Average shares outstanding, diluted	14,482	14,697	14,891

Basic earnings per share	$8.94	$7.91	$7.62
Diluted earnings per share	$8.93	$7.89	$7.61

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise price are greater than the average market price of the common shares and therefore, the effect is anti-dilutive. The Company had no anti-dilutive options for any of the periods shown above.

NOTE TWENTY-ONE – ACCUMULATED OTHER COMPREHENSIVE LOSS

The activity in accumulated other comprehensive (loss) income is presented in the tables below (in thousands). The activity is shown net of tax, which is calculated using a combined Federal and state income tax rate approximating 24% for 2025 and 2024.

	Accumulated Other Comprehensive (Loss) Income
		Unrealized
		Gains (Losses) on
	Defined Benefit	Securities
	Pension Plans	Available-for-Sale	Total

Balance at December 31, 2023	$(2,581)	$(107,958)	$(110,539)

Other comprehensive income (loss) before reclassifications, net of tax	1,139	(8,482)	(7,343)
Amounts reclassified from other comprehensive (loss) income, net of tax	—	2,163	2,163
	1,139	(6,319)	(5,180)

Balance at December 31, 2024	$(1,442)	$(114,277)	$(115,719)

Other comprehensive income before reclassifications, net of tax	567	38,678	39,245
Amounts reclassified from other comprehensive (loss), net of tax	—	(142)	(142)
	567	38,536	39,103

Balance at December 31, 2025	$(875)	$(75,741)	$(76,616)

	Amounts reclassified from Other Comprehensive (Loss) Income			Affected line item
	December 31,			in the Consolidated
	2025	2024	2023	Statements of Income

Securities available-for-sale:
Net securities (gains) losses reclassified into earnings	$(187)	$2,825	$4,908	Net (losses) gains on sale of investment securities
Related income tax expense (benefit)	45	(662)	(1,166)	Income tax expense (benefit)
Net effect on accumulated other comprehensive (loss) income	$(142)	$2,163	$3,742

NOTE TWENTY-TWO – CONTRACTS WITH CUSTOMERS

The Company's largest source of revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), and non-interest income. The Company's significant sources of non-interest income are: service charges, bankcard revenue, wealth and investment management fee income and bank owned life insurance (which is also excluded from ASC 606).

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

Wealth and Investment Management Fee Income: Wealth and investment management fee income is primarily comprised of fees earned from the management and administration of customer assets. The Company's performance obligation is generally satisfied over time (typically a quarter), and the related revenue recognized, based upon the quarter-end market value of the assets under management and the applicable fee rate. Generally, payments are received a few days after quarter-end through a direct charge to the customer's account.

The following table illustrates the disaggregation by the Company's major revenue streams (in thousands):

	Point of Revenue
	Recognition	2025	2024	2023
Major revenue streams
Service charges	At a point in time and over time	$29,980	$29,225	$27,751
Bankcard revenue	At a point in time	28,655	28,500	27,960
Wealth and investment management fee income	Over time	12,345	11,255	9,563
Other income	At a point in time and over time	3,308	3,012	3,794
Net revenue from contracts with customers		74,288	71,992	69,068
Non-interest income within the scope of other GAAP topics		3,477	1,342	1,561
Total non-interest income		$77,765	$73,334	$70,629

NOTE TWENTY-THREE - ACQUISITION AND PURCHASE PRICE ALLOCATION

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

Goodwill

Under GAAP, management has up to twelve months following the date of the acquisition to finalize the fair value of acquired assets and liabilities. The measurement period ends as soon as the Company receives information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. Any subsequent adjustments to the fair value of the acquired assets and liabilities, intangible assets or other purchase accounting adjustments will result in adjustments to the goodwill recorded. As of December 31, 2025, over twelve months have occurred since the date of acquisition on March 10, 2023, and the measurement period is now complete. The following table summarizes adjustments to goodwill subsequent to December 31, 2023 and 2024 (in thousands):

Goodwill
Balance at December 31, 2023	$149,902
Adjustment to goodwill acquired in conjunction with the acquisition of Citizens	(140)
Balance at December 31, 2024	$149,762
Adjustment to goodwill acquired in conjunction with the acquisition of Citizens	—
Balance at December 31, 2025	$149,762

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

(a)Management’s annual report on internal control over financial reporting appears on page 55 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2025.
(b)The attestation report of the Company's independent registered public accounting firm appears on page 56 of the Annual Report on Form 10-K of City Holding Company for the year ended December 31, 2025.
(c)The Company did not have any changes in internal control over financial reporting during its fourth quarter for the year ending December 31, 2025, that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report of Management's Assessment of Internal Control Over Financial Reporting and the Report of Crowe LLP, Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information

Rule 10b-1(c) Plan

During the three months ended December 31, 2025, the following directors adopted trading arrangements, all of which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as those terms are defined in Regulation S-K, Item 408:

•Robert D. Fisher, a member of our board of directors, adopted a non-discretionary stock purchase plan on November 30, 2025. The plan, which expires November 30, 2026, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.
•James A. Hoyer, a member of our board of directors, adopted a non-discretionary stock purchase plan on November 30, 2025. The plan, which expires November 30, 2026, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.
•Diane W. Strong-Treister, a member of our board of directors, adopted a non-discretionary stock purchase plan on November 30, 2025. The plan, which expires November 30, 2026, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price
•Javier A. Reyes, a member of our board of directors, adopted a non-discretionary stock purchase plan on November 30, 2025. The plan, which expires November 30, 2026, provides for purchase the Company's stock, subject to certain purchase restrictions. The aggregate number of shares of the Company's stock to be purchased depends on stock price.

During the three months ended December 31, 2025, none of our directors or officers informed us of the termination of a Rule 10b5-1 trading arrangement. Additionally, none of our directors or officers informed us of the adoption or termination of a non-Rule 10b5-1 trading arrangement.

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

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Certain information regarding executive officers is included under the section captioned "Executive Officers of the Registrant" in Part I, Item 1, elsewhere in this Annual Report on Form 10-K.  Other information required by this Item appears under the captions "ELECTION OF DIRECTORS", "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS", "REPORT OF THE AUDIT COMMITTEE", and "DELINQUENT SECTION 16(A) REPORTS" in the Company's 2026 Proxy Statement, which will be filed no later than 120 days after December 31, 2025, and is hereby incorporated by reference.

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

Item 11. Executive Compensation

Certain information regarding securities authorized for issuance under equity compensation plans is included in the section captioned "STOCK-BASED COMPENSATION PLAN" in Part III, Item 12, elsewhere in this Annual Report on Form 10-K. Other information required by Item 11 of Form 10-K appears under the captions "COMPENSATION OF DIRECTORS", "COMPENSATION DISCUSSION AND ANALYSIS", "EQUITY HOLDINGS", "POST-EMPLOYMENT PAYMENTS", "BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION," "PAY VERSUS PERFORMANCE" and "CEO PAY RATIO" in the Company's 2026 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by Item 12 of Form 10-K appears under the caption "COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 2026 Proxy Statement that will be filed within 120 days of the end of the fiscal year covered by this Annual Report and is hereby incorporated by reference.

Stock-Based Compensation Plan

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2025, segregated between stock-based compensation plans approved by shareholders and stock-based compensation plans not approved by shareholders, is presented in the table below.  Additional information regarding stock-based compensation plans is presented in Note Thirteen of Notes to Consolidated Financial Statements.

Plan Category	Number of Stock Options to be Issued Upon Exercise of Outstanding Awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plans approved by shareholders	512	$66.32	511,719
Plans not approved by shareholders	—	—	—
Total	512	$66.32	511,719

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K appears under the captions "CERTAIN TRANSACTIONS INVOLVING DIRECTORS AND EXECUTIVE OFFICERS" and "ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS" in the Company's 2026 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

Item 14.Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K appears under the caption "PRINCIPAL ACCOUNTING FEES AND SERVICES" in the Company's 2026 Proxy Statement, which will be filed no later than 120 days after the end of the fiscal year covered by this Annual Report, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements (PCAOB ID: 173). Reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
	(2)	Financial Statement Schedules. These schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
	(3)	Exhibits. The exhibits listed in the "Exhibit Index" beginning on page 121 of this Annual Report on Form 10-K included herein are filed herewith or incorporated by reference from previous filings.
(b)	See (a) (3) above.
(c)	See (a) (1) and (2) above.

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

Date:	February 25, 2026		City Holding Company
(Registrant)

		By:	/s/ Charles R. Hageboeck, Ph.D.
Charles R. Hageboeck, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ David L. Bumgarner
David L. Bumgarner
Executive Vice President, Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2026. Each of the directors and/or officers of City Holding Company whose signature appears below hereby appoints C. Dallas Kayser, and/or Charles R. Hageboeck Ph.D., as his attorney-in-fact to sign in his name and behalf, in any and all capacities stated below and to file with the Securities and Exchange Commission, any and all amendments to this report on Form 10-K, making such changes in this report on Form 10-K as appropriate, and generally to do all such things in their behalf in their capacities as officers and directors to enable City Holding Company to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission.

/s/ C. Dallas Kayser	/s/ James M. Parsons
C. Dallas Kayser	James M. Parsons
Chairman	Director

/s/ Gregory A. Burton	/s/ Javier A. Reyes, Ph.D.
Gregory A. Burton	Javier A. Reyes
Director	Director

/s/ Robert D. Fisher	/s/ James L. Rossi
Robert D. Fisher	James L. Rossi
Director	Director

/s/ Charles R. Hageboeck, Ph.D.	/s/ Sharon H. Rowe
Charles R. Hageboeck, Ph.D.	Sharon H. Rowe
Director, President, and Chief Executive Officer	Director

/s/ James A. Hoyer	/s/ Diane Strong-Treister
James A. Hoyer	Diane Strong-Treister
Director	Director

/s/ J. Thomas Jones
J. Thomas Jones
Director