Form 10-Q
period 2026-03-31
CITY HOLDING CO
filed 2026-05-06
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The registrant had outstanding 14,111,166 shares of common stock as of May 4, 2026.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks, and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's (as hereinafter defined) actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 under “ITEM 1A Risk Factors” and the following: (1) general economic conditions, especially in the communities and markets in which we conduct our business; (2) credit risk, including risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations in our loan portfolio; (3) changes in the real estate market, including the value of collateral securing portions of our loan portfolio; (4) changes in the interest rate environment; (5) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (6) changes in technology and increased competition, including competition from non-bank financial institutions or financial technology companies; (7) changes in consumer preferences, spending and borrowing habits, demand for our products and services, and customers' performance and creditworthiness; (8) difficulty growing loan and deposit balances; (9) our ability to effectively execute our business plan, including with respect to future acquisitions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (11) deterioration in the financial condition of the U.S. banking system may impact the valuations of investments the Company has made in the securities of other financial institutions; (12) regulatory enforcement actions and adverse legal actions; (13) difficulty attracting and retaining key employees; and (14) other economic, competitive, technological, operational, governmental, regulatory, geopolitical, and market factors affecting our operations.  Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist shareholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands, except share amounts)

	(Unaudited)
	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$135,816	$152,111
Interest-bearing deposits in depository institutions	163,201	39,808
Cash and Cash Equivalents	299,017	191,919

Investment securities available for sale, at fair value (amortized cost $1,546,565 and $1,602,721, net of allowance for credit losses of $0 at March 31, 2026 and December 31, 2025, respectively)	1,441,098	1,503,358
Other securities	29,462	29,474
Total Investment Securities	1,470,560	1,532,832

Gross loans	4,495,698	4,507,005
Allowance for credit losses	(19,713)	(19,862)
Net Loans	4,475,985	4,487,143

Bank owned life insurance	124,976	124,370
Premises and equipment, net	68,740	69,133
Accrued interest receivable	21,645	20,718
Deferred tax assets, net	31,652	30,005
Goodwill and other intangible assets, net	157,383	157,871
Other assets	110,311	108,027
Total Assets	$6,760,269	$6,722,018

Liabilities
Deposits:
Noninterest-bearing	$1,410,861	$1,413,621
Interest-bearing:
Demand deposits	1,345,723	1,339,435
Savings deposits	1,276,884	1,244,571
Time deposits	1,310,136	1,303,361
Total Deposits	5,343,604	5,300,988

Customer repurchase agreements	374,825	367,674
FHLB long-term advances	150,000	150,000
Other liabilities	97,450	93,676
Total Liabilities	5,965,879	5,912,338

Commitments and contingencies - see Note I

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at March 31, 2026 and December 31, 2025, less 4,936,082 and 4,693,613 shares in treasury, respectively	47,619	47,619
Capital surplus	173,130	174,598
Retained earnings	954,407	935,046
Treasury Stock	(299,503)	(270,967)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(80,388)	(75,741)
Underfunded pension liability	(875)	(875)
Total Accumulated Other Comprehensive Loss	(81,263)	(76,616)
Total Shareholders’ Equity	794,390	809,680
Total Liabilities and Shareholders’ Equity	$6,760,269	$6,722,018
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended March 31,
	2026	2025

Interest and fees on loans	$63,671	$60,917
Interest and dividends on investment securities:
Taxable	13,129	13,945
Tax-exempt	1,027	724
Interest on deposits in depository institutions	942	1,802
Total Interest Income	78,769	77,388

Interest Expense
Interest on deposits	14,756	16,852
Interest on securities sold under agreements to repurchase	2,844	3,169
Interest on FHLB long-term advances	1,552	1,552
Total Interest Expense	19,152	21,573
Net Interest Income	59,617	55,815
Provision for credit losses	600	—
Net Interest Income After Provision for Credit Losses	59,017	55,815

Non-Interest Income
Gains on sale of investment securities, net	—	—
Unrealized gains (losses) recognized on equity securities still held, net	7	(5)
Service charges	7,391	7,151
Bankcard revenue	6,889	6,807
Wealth and investment management fee income	3,317	2,902
Bank owned life insurance	979	1,153
Other income	1,047	729
Total Non-Interest Income	19,630	18,737

Non-Interest Expense
Salaries and employee benefits	20,183	19,194
Occupancy related expense	2,632	2,582
Equipment and software related expense	3,665	3,470
Bankcard expenses	2,118	2,215
Other tax-related matters	2,681	2,262
Advertising	884	873
FDIC insurance expense	805	776
Legal and professional fees	553	582
Other expenses	5,864	5,681
Total Non-Interest Expense	39,385	37,635
Income Before Income Taxes	39,262	36,917
Income tax expense	7,527	6,575
Net Income Available to Common Shareholders	$31,735	$30,342

Basic earnings per common share	$2.20	$2.06
Diluted earnings per common share	$2.20	$2.06
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended
	March 31,
	2026	2025

Net income available to common shareholders	$31,735	$30,342

Available-for-Sale Securities
Unrealized (losses) gains on available-for-sale securities arising during the period	(6,105)	20,586
Reclassification adjustment for net (gains) losses	—	—
Other comprehensive (loss) income before income taxes	(6,105)	20,586
Tax effect	1,458	(4,818)
Other comprehensive (loss) income, net of tax	(4,647)	15,768

Comprehensive Income, Net of Tax	$27,088	$46,110

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended March 31, 2026 and 2025
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	$47,619	$176,506	$852,757	$(230,499)	$(115,719)	$730,664
Net income	—	—	30,342	—	—	30,342
Other comprehensive income, net of tax	—	—	—	—	15,768	15,768
Cash dividends declared ($0.79 per share)	—	—	(11,693)	—	—	(11,693)
Stock-based compensation expense	—	719	—	—	—	719
Restricted awards granted	—	(2,925)	—	2,925	—	—
Purchase of 81 treasury shares	—	—	—	$(9,464)	—	(9,464)
Balance at March 31, 2025	$47,619	$174,300	$871,406	$(237,038)	$(99,951)	$756,336

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2025	$47,619	$174,598	$935,046	$(270,967)	$(76,616)	$809,680
Net income	—	—	31,735	—	—	31,735
Other comprehensive (loss), net of tax	—	—	—	—	(4,647)	(4,647)
Cash dividends declared ($0.87 per share)	—	—	(12,374)	—	—	(12,374)
Stock-based compensation expense	—	858	—	—	—	858
Restricted awards granted	—	(2,326)	—	2,326	—	—
Purchase of 262 treasury shares	—			(30,862)		(30,862)
Balance at March 31, 2026	$47,619	$173,130	$954,407	$(299,503)	$(81,263)	$794,390

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three months ended March 31,
	2026	2025
Net income	$31,735	$30,342
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	1,011	2,087
Provision for credit losses	600	—
Depreciation of premises and equipment	1,119	1,050
Deferred income tax (benefit) expense	(218)	1,645
Net periodic pension benefit	(42)	(24)
Unrealized and realized investment securities (gains) losses, net	(7)	5
Stock-compensation expense	3,184	719
Excess tax expense from stock-compensation	126	345
Increase in value of bank-owned life insurance	(980)	(1,153)
Loans held for sale
Loans originated for sale	(3,992)	(2,876)
Proceeds from the sale of loans originated for sale	4,591	2,623
Gain on sale of loans	(56)	(37)
Change in accrued interest receivable	(927)	(953)
Change in other assets	(4,339)	(14,884)
Change in other liabilities	6,203	12,625
Net Cash Provided by Operating Activities	38,008	31,514

Net decrease (increase) in loans	10,548	(10,196)
Securities available-for-sale
Purchases	—	(19,668)
Proceeds from sales of securities available-for-sale	—	—
Proceeds from maturities and calls	56,694	45,529
Other investments
Purchases	(70)	(25)
Proceeds from sales	90	14
Purchases of premises and equipment	(726)	(253)
Proceeds from the disposals of premises and equipment	—	46
Proceeds from bank-owned life insurance policies	—	(1)
Payments for low income housing tax credits	(1,360)	(2,788)
Net Cash Provided by Investing Activities	65,176	12,658

Net (decrease) increase in non-interest-bearing deposits	(2,760)	21,421
Net increase in interest-bearing deposits	45,378	92,905
Net increase in customer repurchase agreements	7,151	22,074
Purchases of treasury stock	(30,862)	(9,464)
Lease payments	(185)	(186)
Dividends paid	(14,808)	(11,606)
Net Cash Provided by Financing Activities	3,914	115,144
Increase in Cash and Cash Equivalents	107,098	159,316
Cash and cash equivalents at beginning of period	191,919	225,389
Cash and Cash Equivalents at End of Period	$299,017	$384,705

Supplemental Cash Flow Information:
Cash paid for interest	$19,310	$22,200
Cash paid for income taxes	—	—
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2026. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 9 and 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates.

The consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements included in the Company’s 2025 Annual Report to Shareholders.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2025 Annual Report of the Company.

Note B -        Recent Accounting Pronouncements

Recently Adopted

In July 2025, the FASB issued ASU No. 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets." The amendment relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The ASU does not apply to other types of accounts receivable and loans. This ASU became effective for the Company on March 31, 2026. The adoption of ASU No. 2025-05 did a material impact on the Company's financial statements as the Company is not currently engaged in a business combination as of March 31, 2026.

In November 2025, the FASB issued ASU No. 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans". The amendment simplifies accounting for acquired loans under CECL by expanding use of the gross-up method to a new category of purchased seasoned loans (PSLs). PSLs are acquired loans purchased more than 90 days after origination or acquired in a business combination. For PSLs, an allowance for credit loss is to be recorded at acquisition with an equal increase to amortized cost and remove credit loss expense on acquisition date. The ASU does not apply to credit cards, Topic 606 trade receivables, and debt securities. The Company elected to early adopt ASU as of December 31, 2025. The adoption of ASU No. 2025-08 did not have a material impact to the Company's financial statements as the Company is not currently engaged in a business combination as of March 31, 2026.

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

	March 31, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$188,054	$171	$10,926	$177,299	$189,276	$538	$10,090	$179,724
Mortgage-backed securities:
U.S. government agencies	1,332,163	3,620	97,686	1,238,097	1,387,057	7,836	97,104	1,297,789
Private label	5,065	—	55	5,010	5,068	—	36	5,032
Trust preferred securities	4,614	—	217	4,397	4,612	—	188	4,424
Corporate securities	16,669	181	555	16,295	16,708	172	491	16,389
Total Securities Available-for-Sale	$1,546,565	$3,972	$109,439	$1,441,098	$1,602,721	$8,546	$107,909	$1,503,358

The Company's other investment securities include marketable equity securities and non-marketable equity securities held for investment. At March 31, 2026 and December 31, 2025, the Company held $5.6 million in marketable equity securities. Changes in the fair value of the marketable equity securities are recorded in "unrealized losses recognized on equity securities still held, net" in the Consolidated Statements of Income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At March 31, 2026 and December 31, 2025, the Company held $23.9 million in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The majority of the Company's investment securities are mortgage-backed. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At March 31, 2026 and December 31, 2025 there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of March 31, 2026 and December 31, 2025.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2026
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$21,647	$240	$125,038	$10,686	$146,685	$10,926
Mortgage-backed securities:
U.S. Government agencies	128,957	871	780,227	96,815	909,184	97,686
Private label	—	—	5,010	55	5,010	55
Trust preferred securities	4,397	217	—	—	4,397	217
Corporate securities	—	—	14,445	555	14,445	555
Total available-for-sale	$155,001	$1,328	$924,720	$108,111	$1,079,721	$109,439

	December 31, 2025
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$4,746	$29	$129,347	$10,061	$134,093	$10,090
Mortgage-backed securities:
U.S. Government agencies	48,555	140	803,686	96,964	852,241	97,104
Private label	—	—	5,032	36	5,032	36
Trust preferred securities	4,424	188	—	—	4,424	188
Corporate securities	—	—	14,559	491	14,559	491
Total available-for-sale	$57,725	$357	$952,624	$107,552	$1,010,349	$107,909

As of March 31, 2026, management does not intend to sell any impaired security, and it is not more likely than not that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. Due to the previously mentioned factors, as of March 31, 2026, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at March 31, 2026, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$9,509	$9,434
Due after one year through five years	123,411	119,855
Due after five years through ten years	279,901	267,538
Due after ten years	1,133,744	1,044,271
Total	$1,546,565	$1,441,098

Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended March 31,
	2026	2025
Proceeds on sales of available for sale securities	$—	$—

Gross realized gains on available for sale securities sold	$—	$—
Gross realized losses on available for sale securities sold	—	—
Net realized available for sale securities gains (losses)	$—	$—

Gross unrealized gains recognized on equity securities still held	$41	$101
Gross unrealized losses recognized on equity securities still held	(34)	(106)
Net unrealized (losses) gains recognized on equity securities still held	$7	$(5)

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $698 million and $716 million at March 31, 2026 and December 31, 2025, respectively.

Note E -        Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	March 31, 2026	December 31, 2025
Commercial and industrial	$441,617	$453,975

1-4 Family	221,165	210,232
Hotels	395,857	398,608
Multi-family	227,687	237,424
Non Residential Non-Owner Occupied	772,778	767,580
Non Residential Owner Occupied	251,382	253,398
Commercial real estate	1,868,869	1,867,242

Residential real estate	1,913,389	1,910,060
Home equity	224,723	224,701
Consumer	42,994	47,353
Demand deposit account (DDA) overdrafts	4,106	3,674
Gross loans	4,495,698	4,507,005
Allowance for credit losses	(19,713)	(19,862)
Net loans	$4,475,985	$4,487,143

Construction loans included in:
Commercial real estate	$39,519	$35,781
Residential real estate	9,612	9,907

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

Note F -      Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses, by portfolio loan classification, for the three months ended March 31, 2026 and 2025 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Three months ended March 31, 2026
Commercial and industrial	$3,083	$(4)	$5	$(49)	$3,035

1-4 Family	1,426	(6)	15	87	1,522
Hotels	2,009	—	220	(284)	1,945
Multi-family	1,238	—	—	(29)	1,209
Non Residential Non-Owner Occupied	3,102	—	—	(16)	3,086
Non Residential Owner Occupied	1,777	(850)	—	884	1,811
Commercial real estate	9,552	(856)	235	642	9,573

Residential real estate	5,909	(134)	30	39	5,844
Home equity	608	(62)	90	(38)	598
Consumer	177	(71)	20	19	145
DDA overdrafts	533	(382)	380	(13)	518
	$19,862	$(1,509)	$760	$600	$19,713

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Three months ended March 31, 2025
Commercial and industrial	$4,541	$(30)	$37	$213	$4,761

1-4 Family	1,366	—	27	27	1,420
Hotels	2,355	(220)	—	(5)	2,130
Multi-family	1,390	—	—	19	1,409
Non Residential Non-Owner Occupied	3,001	—	3	152	3,156
Non Residential Owner Occupied	1,725	—	—	55	1,780
Commercial real estate	9,837	(220)	30	248	9,895

Residential real estate	5,731	—	1	(312)	5,420
Home equity	643	(1)	4	(53)	593
Consumer	381	(129)	9	26	287
DDA Overdrafts	789	(379)	425	(122)	713
	$21,922	$(759)	$506	$—	$21,669

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of March 31, 2026 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$390	$41	$—

1-4 Family	—	134	—
Hotels	—	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	209	—
Non Residential Owner Occupied	4,582	1,128	—
Commercial Real Estate	4,582	1,471	—

Residential Real Estate	—	4,274	14
Home Equity	—	313	—
Consumer	—	2	50
Total	$4,972	$6,101	$64

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

The Company recognized no interest income on non-accrual loans during each of the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the Company had one commercial and industrial loan and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans totaling $5.0 million. The company had one commercial and industrial loans, one hotel loan, and three owner occupied commercial real estate individually evaluated collateral dependent loans recorded at $7.4 million as of December 31, 2025. Changes in the fair value of the collateral for collateral-dependent loans are reported as a provision for credit loss or a recovery of credit loss in the period of change.

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

The following tables present the aging of the amortized cost basis in past-due loans as of March 31, 2026 and December 31, 2025 by class of loan (in thousands):

	March 31, 2026
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$273	$—	$—	$273	$440,913	$431	$441,617

1-4 Family	27	—	—	27	221,004	134	221,165
Hotels	—	—	—	—	395,857	—	395,857
Multi-family	150	—	—	150	227,537	—	227,687
Non Residential Non-Owner Occupied	191	—	—	191	772,378	209	772,778
Non Residential Owner Occupied	302	—	—	302	245,370	5,710	251,382
Commercial real estate	670	—	—	670	1,862,146	6,053	1,868,869

Residential real estate	5,909	517	14	6,440	1,902,675	4,274	1,913,389
Home Equity	770	70	—	840	223,570	313	224,723
Consumer	183	34	50	267	42,725	2	42,994
Overdrafts	341	1	—	342	3,764	—	4,106
Total	$8,146	$622	$64	$8,832	$4,475,793	$11,073	$4,495,698

	December 31, 2025
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$279	$—	$—	$279	$453,139	$557	$453,975

1-4 Family	7	—	—	7	210,089	136	210,232
Hotels	—	—	—	—	397,186	1,422	398,608
Multi-family	—	—	—	—	237,424	—	237,424
Non Residential Non-Owner Occupied	193	—	—	193	767,153	234	767,580
Non Residential Owner Occupied	91	—	—	91	246,651	6,656	253,398
Commercial real estate	291	—	—	291	1,858,503	8,448	1,867,242

Residential real estate	5,652	700	109	6,461	1,899,102	4,497	1,910,060
Home Equity	715	57	—	772	223,621	308	224,701
Consumer	308	—	—	308	47,045	—	47,353
Overdrafts	432	4	—	436	3,238	—	3,674
Total	$7,677	$761	$109	$8,547	$4,484,648	$13,810	$4,507,005

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

The following table presents the amortized cost basis of restructured loans by modification type and loan classification during the quarter ended March 31, 2026 (in thousands, except percentages):

March 31, 2026 (1)	Term Extension	Percentage of Total by Loan Classification (2)
Commercial and industrial	$390	0.1%

1-4 Family	—	—
Hotels	—	—
Multi-family	—	—
Non Residential Non-Owner Occupied	—	—
Non Residential Owner Occupied	4,582	1.8
Commercial real estate	4,582	0.2

Residential real estate	—	—
Home equity	—	—
Consumer	—	—
Overdrafts	—	—
Total	$4,972	0.1%

1.During the quarter ended March 31, 2025, the Company had one loan considered to be a restructured loan with a total balance of $0.1 million
2.Based on the amortized cost basis as of March 31, 2026, divided by the period end amortized cost basis of the corresponding class of financing receivable.

The following table presents a summary of financial impact of loan modifications by loan classification during the quarter ended March 31, 2026 (in thousands, except percentages):

March 31, 2026 (1)	Weighted Average Term Extension (in years)
Commercial and industrial	1.6

1-4 Family	0
Hotels	0
Multi-family	0
Non Residential Non-Owner Occupied	0
Non Residential Owner Occupied	1.7
Commercial real estate	1.7

Residential real estate	0
Home equity	0
Consumer	0
Overdrafts	0

1.During the quarter ended March 31, 2025, the Company had one loan considered to be a restructured loan with a total balance of $0.1 million.

During the quarter ended March 31, 2026 and December 31, 2025, there were no unfunded commitments to borrowers with loan modifications.

Additionally, the Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty for subsequent payment defaults. No loans with modifications made during the quarters ended March 31, 2026 and 2025 experienced a subsequent payment default in the last twelve months.

The following table presents an aging of loan modifications by loan classification as of March 31, 2026 (in thousands, except percentages):

March 31, 2026 (1)	Current	30-59 Past Due	60-89 Past Due	90+ Past Due	Total (2)
Commercial and industrial	$390	$—	$—	$—	$390

1-4 Family	—	—	—	—	—
Hotels	—	—	—	—	—
Multi-family	—	—	—	—	—
Non Residential Non-Owner Occupied		—	—	—	—
Non Residential Owner Occupied	4,582	—	—	—	4,582
Commercial real estate	4,582	—	—	—	4,582

Residential real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Overdrafts	—	—	—	—	—
Total	$4,972	$—	$—	$—	$4,972

.

1.During the quarter ended March 31, 2025, the Company had one loan considered to be a restructured loan with a total balance of $0.1 million.
2.Based on the amortized cost basis as of March 31, 2026.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at March 31, 2026 and December 31, 2025 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and industrial
Pass	$15,451	$59,920	$53,325	$44,522	$18,298	$93,222	$147,130	$431,868
Special mention	—	—	69	3	72	3	250	397
Substandard	—	31	215	242	854	1,768	6,242	9,352
Total	$15,451	$59,951	$53,609	$44,767	$19,224	$94,993	$153,622	$441,617
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$4	$—	$4

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$60,202	$56,657	$48,193	$20,197	$53,099	$45,845	$162,715	$446,908
Special mention	—	70	3	—	—	—	97	170
Substandard	31	131	129	863	42	1,876	3,825	6,897
Total	$60,233	$56,858	$48,325	$21,060	$53,141	$47,721	$166,637	$453,975

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$17,157	$44,083	$27,980	$22,159	$32,866	$59,693	$11,787	$215,725
Special mention	—	197	—	—	1,310	545	—	2,052
Substandard	—	122	147	—	1,783	1,336	—	3,388
Total	$17,157	$44,402	$28,127	$22,159	$35,959	$61,574	$11,787	$221,165
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$6	$—	$6

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$45,278	$28,636	$22,740	$33,247	$24,891	$38,622	$11,332	$204,746
Special mention	198	—	—	1,313	—	552	—	2,063
Substandard	124	156	—	1,791	402	950	—	3,423
Total	$45,600	$28,792	$22,740	$36,351	$25,293	$40,124	$11,332	$210,232

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$4,800	$65,043	$45,773	$39,829	$73,320	$139,620	$2,002	$370,387
Special mention	—	—	—	—	—	3,353	—	3,353
Substandard	—	—	—	—	—	22,117	—	22,117
Total	$4,800	$65,043	$45,773	$39,829	$73,320	$165,090	$2,002	$395,857
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$65,210	$46,074	$40,372	$74,317	$27,289	$118,006	$223	$371,491
Special mention	—	—	—	—	—	3,405	—	3,405
Substandard	—	—	—	—	—	23,712	—	23,712
Total	$65,210	$46,074	$40,372	$74,317	$27,289	$145,123	$223	$398,608

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$1,457	$33,688	$58,839	$5,426	$14,461	$111,395	$1,445	$226,711
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	532	444	—	976
Total	$1,457	$33,688	$58,839	$5,426	$14,993	$111,839	$1,445	$227,687
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$40,029	$58,642	$6,130	$14,573	$18,000	$97,497	$1,572	$236,443
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	534	447	—	—	981
Total	$40,029	$58,642	$6,130	$15,107	$18,447	$97,497	$1,572	$237,424

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$13,339	$129,427	$87,320	$105,908	$108,566	$293,763	$6,959	$745,282
Special mention	—	526	—	—	—	23,265	—	23,791
Substandard	—	—	—	—	543	3,162	—	3,705
Total	$13,339	$129,953	$87,320	$105,908	$109,109	$320,190	$6,959	$772,778
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$123,220	$85,038	$106,086	$110,438	$83,342	$224,742	$6,963	$739,829
Special mention	532	—	—	543	82	23,388	—	24,545
Substandard	—	—	—	—	133	3,073	—	3,206
Total	$123,752	$85,038	$106,086	$110,981	$83,557	$251,203	$6,963	$767,580

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$4,753	$47,814	$20,282	$39,358	$27,675	$87,528	$5,248	$232,658
Special mention	—	80	—	346	—	2,020	—	2,446
Substandard	—	56	453	4,372	759	10,273	365	16,278
Total	$4,753	$47,950	$20,735	$44,076	$28,434	$99,821	$5,613	$251,382
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$850	$—	$850

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$49,404	$20,878	$41,108	$27,864	$33,863	$57,089	$4,188	$234,394
Special mention	82	—	350	—	—	1,904	—	2,336
Substandard	—	456	3,536	1,052	794	10,477	353	16,668
Total	$49,486	$21,334	$44,994	$28,916	$34,657	$69,470	$4,541	$253,398

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$41,505	$320,054	$240,194	$212,681	$256,888	$691,999	$27,441	$1,790,762
Special mention	—	803	—	346	1,310	29,182	—	31,641
Substandard	—	178	600	4,372	3,618	37,333	365	46,466
Total	$41,505	$321,035	$240,794	$217,399	$261,816	$758,514	$27,806	$1,868,869
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$856	$—	$856

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$323,141	$239,267	$216,436	$260,438	$187,384	$535,957	$24,277	$1,786,900
Special mention	812	—	350	1,857	82	29,249	—	32,350
Substandard	124	613	3,536	3,378	1,776	38,212	353	47,992
Total	$324,077	$239,880	$220,322	$265,673	$189,242	$603,418	$24,630	$1,867,242

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential real estate
Performing	$39,046	$293,906	$192,944	$175,622	$311,285	$822,574	$73,738	$1,909,115
Non-performing	—	157	46	916	219	2,744	192	4,274
Total	$39,046	$294,063	$192,990	$176,538	$311,504	$825,318	$73,930	$1,913,389
YTD Gross Charge-offs	$—	$—	$—	$—	$15	$119	$—	$134

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential real estate
Performing	$287,972	$199,389	$183,010	$317,677	$256,267	$590,122	$71,126	$1,905,563
Non-performing	$157	$111	$846	$43	$478	$2,777	$85	$4,497
Total	$288,129	$199,500	$183,856	$317,720	$256,745	$592,899	$71,211	$1,910,060

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Home equity
Performing	$5,592	$29,678	$25,510	$18,887	$8,459	$9,888	$126,396	$224,410
Non-performing	—	—	—	—	—	—	313	313
Total	$5,592	$29,678	$25,510	$18,887	$8,459	$9,888	$126,709	$224,723
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$62	$62

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Home equity
Performing	$30,143	$26,449	$19,898	$9,319	$3,813	$6,764	$128,007	$224,393
Non-performing	—	—	—	—	—	—	308	308
Total	$30,143	$26,449	$19,898	$9,319	$3,813	$6,764	$128,315	$224,701

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Consumer
Performing	$2,726	$11,112	$8,389	$11,315	$5,548	$1,713	$2,189	$42,992
Non-performing	—	—	2	—	—	—	—	2
Total	$2,726	$11,112	$8,391	$11,315	$5,548	$1,713	$2,189	$42,994
YTD Gross Charge-offs	$—	$8	$5	$—	$—	$56	$2	$71

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Consumer
Performing	$13,622	$9,475	$12,776	$6,541	$1,127	$1,301	$2,511	$47,353
Non-performing	—	—	—	—	—	—	—	—
Total	$13,622	$9,475	$12,776	$6,541	$1,127	$1,301	$2,511	$47,353

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, generally in the form of cash or securities, based upon mark-to-mark positions. The Company received collateral with a value of $32.6 million and $26.1 million as of March 31, 2026 and December 31, 2025, respectively.

Non-hedging Interest Rate Derivatives

As of March 31, 2026 and December 31, 2025, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands) which are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets:

	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$182,176	$2,363	$284,783	$3,879
Loan interest rate swap - liabilities	568,757	30,866	478,859	30,493

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	578,757	31,572	496,859	31,201
Loan interest rate swap - liabilities	182,176	2,363	284,783	3,879

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended March 31,
	2026	2025
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other (expense) income - derivative assets	$(416)	$(8,004)
Other income (expense) - derivative liabilities	416	8,004
Other (expense) income - derivative liabilities	(2)	(160)

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

Fair Value Hedges

During the year ended December 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the three months ended March 31, 2026, the fair value hedge agreements matured. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	March 31, 2026	December 31, 2025
Gross loans	$—	$(25)
Other assets	—	12
Cumulative adjustment to Interest and fees on loans	—	13

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

Restricted shares are forfeited if the awarded officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of March 31, 2026, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Three months ended March 31,
	2026		2025
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	133,624	$97.80	134,949	$84.90
Granted	11,023	122.83	8,989	120.20
Vested/Forfeited	(17,218)	103.04	(29,927)	74.40
Outstanding at March 31	127,429	$99.60	114,011	$84.88

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended March 31,
	2026	2025
Stock-based compensation expense associated with restricted shares, RSUs, and PSUs	$858	$719

At period-end:	March 31, 2026
Unrecognized stock-based compensation expense associated with restricted shares	$6,841
Weighted average period (in years) in which the above amount is expected to be recognized	3.0

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the three months ended March 31, 2026 and 2025, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income (in thousands):

	Three months ended March 31,
	2026	2025
Components of net periodic cost:
Interest cost	$119	$131
Expected return on plan assets	(205)	(206)
Net amortization and deferral	44	51
Net Periodic Pension (Benefit) Cost	$(42)	$(24)

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	March 31, 2026	December 31, 2025
Commitments to extend credit:
Home equity lines	$260,215	$262,194
Commercial real estate	85,136	106,455
Other commitments	301,489	253,942
Standby letters of credit	1,173	1,976
Commercial letters of credit	8,061	7,935

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as those involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Litigation

The Company is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately resolved. There can be no assurance that current legal actions will have an immaterial impact on financial results, either positive or negative, or that no material legal actions may be presented in the future. As of March 31, 2026 management expects the resolution of existing legal actions will not have a material impact on the Company's financial statements.

Note J -         Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 24%.

	Three months ended March 31,

	Defined
	Benefit	Securities
	Pension	Available-
	Plan	-for-Sale	Total
2026
Beginning Balance	$(875)	$(75,741)	$(76,616)

Other comprehensive (loss) before reclassifications	—	(4,647)	(4,647)
Amounts reclassified from other comprehensive income	—	—	—
	—	(4,647)	(4,647)

Ending Balance	$(875)	$(80,388)	$(81,263)

2025
Beginning Balance	$(1,442)	$(114,277)	$(115,719)

Other comprehensive income before classifications	—	15,768	15,768
Amounts reclassified from other comprehensive income	—	—	—
	—	15,768	15,768

Ending Balance	$(1,442)	$(98,509)	$(99,951)

Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Affected line item
	March 31,		in the Consolidated Statements
	2026	2025	of Income

Securities available-for-sale:
Net securities losses (gains) reclassified into earnings	$—	$—	Gains (losses) on sale of investment securities, net
Related income tax (benefit) expense	—	—	Income tax expense (benefit)
Net effect on accumulated other comprehensive loss	$—	$—

Note K - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Net income available to common shareholders	$31,735	$30,342
Less: earnings allocated to participating securities	(283)	(235)
Net earnings allocated to common shareholders	$31,452	$30,107

Distributed earnings allocated to common stock	$12,167	$11,483
Undistributed earnings allocated to common stock	19,285	18,624
Net earnings allocated to common shareholders	$31,452	$30,107

Average shares outstanding	14,270	14,616
Effect of dilutive securities:
Employee stock awards	4	15
Shares for diluted earnings per share	14,274	14,631

Basic earnings per share	$2.20	$2.06
Diluted earnings per share	$2.20	$2.06

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at March 31, 2026.

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

	Total	Level 1	Level 2	Level 3
March 31, 2026
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$177,299	$—	$177,299	$—
Mortgage-backed securities:
U.S. Government agencies	1,238,097	—	1,238,097	—
Private label	5,010	—	5,010	—
Trust preferred securities	4,397	—	4,397	—
Corporate securities	16,295	—	16,295	—
Marketable equity securities	5,575	1,765	3,810	—
Derivative assets	33,935	—	33,935	—
Financial Liabilities
Derivative liabilities	33,229	—	33,229	—

Nonrecurring fair value measurements
Financial Assets
Collateral-dependent individually evaluated loans	$4,972	—	—	4,972
Non-Financial Assets
Other real estate owned	693	—	—	693

December 31, 2025
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$179,724	$—	$179,724	$—
Mortgage-backed securities:
U.S. Government agencies	1,297,789	—	1,297,789	—
Private label	5,032	—	5,032	—
Trust preferred securities	4,424	—	4,424	—
Corporate securities	16,389	—	16,389	—
Marketable equity securities	5,568	1,757	3,811	—
Derivative assets	35,093	—	35,093	—
Financial Liabilities
Derivative liabilities	34,372	—	34,372	—

Nonrecurring fair value measurements
Financial Assets
Collateral-dependent individually evaluated loans	7,354	—	—	$7,354
Non-Financial Assets
Other real estate owned	482	—	—	482

No transfers into or out of Level 3 of the fair value hierarchy occurred during the three months ended March 31, 2026 or year ended December 31, 2025.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  Generally, the Company has applied collateral discounts, ranging from 10% to 30%. The Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis as of March 31, 2026 or December 31, 2025.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets:
Cash and cash equivalents	$299,017	$299,017	$299,017	$—	$—
Securities available-for-sale	1,441,098	1,441,098	—	1,441,098	—
Marketable equity securities	5,575	5,575	1,765	3,810	—
Net loans	4,475,985	4,373,037	—	—	4,373,037
Accrued interest receivable	21,645	21,645	—	21,645	—
Derivative assets	33,935	33,935	—	33,935	—

Liabilities:
Deposits	5,343,604	5,334,841	4,033,468	1,301,373	—
Securities sold under agreements to repurchase	374,825	374,825	—	374,825	—
FHLB long-term advances	150,000	150,952	—	150,952	—
Accrued interest payable	5,684	5,684	—	5,684	—
Derivative liabilities	33,229	33,229	—	33,229	—

December 31, 2025
Assets:
Cash and cash equivalents	$191,919	$191,919	$191,919	$—	$—
Securities available-for-sale	1,503,358	1,503,358	—	1,503,358	—
Marketable equity securities	5,568	5,568	1,757	3,811	—
Net loans	4,487,143	4,399,501	—	—	4,399,501
Accrued interest receivable	20,718	20,718	—	20,718	—
Derivative assets	35,093	35,093	—	35,093	—

Liabilities:
Deposits	5,300,988	5,292,774	3,997,627	1,295,147	—
Securities sold under agreements to repurchase	367,674	367,674	—	367,674	—
FHLB long-term advances	150,000	151,967	—	151,967	—
Accrued interest payable	5,842	5,842	—	5,842	—
Derivative liabilities	34,372	34,372	—	34,372	—

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The accounting policies of the Company conform with U.S. generally accepted accounting principles and require management to make estimates and develop assumptions that affect the amounts reported in the financial statements and related footnotes. These estimates and assumptions are based on information available to management as of the date of the financial statements. Actual results could differ significantly from management’s estimates. As this information changes, management’s estimates and assumptions used to prepare the Company’s financial statements and related disclosures may also change. The most significant accounting policies followed by the Company are presented in Note One to the audited financial statements included in the Company’s 2025 Annual Report to Shareholders. The information included in this Quarterly Report on Form 10-Q, including the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements and notes thereto included in the 2025 Annual Report of the Company.  Based on the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified: (i) the determination of the allowance for credit losses (ii) income taxes and (iii) acquisition and preliminary purchase price accounting to be the accounting areas that require the most subjective or complex judgments and, as such, could be most subject to revision as new information becomes available.

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

In evaluating the appropriateness of its allowance for credit losses, the Company stratifies the loan portfolio into six major groupings. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Portfolio Segment (1)	Measurement Method
Commercial and industrial	Migration
Commercial real estate:
1-4 family	Migration
Hotels	Migration
Multi-family	Migration
Non Residential Non-Owner Occupied	Migration
Non Residential Owner Occupied	Migration
Residential real estate	Vintage
Home equity	Vintage
Consumer	Vintage
(1)    For demand deposit overdrafts, the allowance for credit losses is measured using the historical loss rate

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

The Company uses a number of economic variables in its scenarios to estimate the Allowance for credit losses (ACL), with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the March 31, 2026 and December 31, 2025 estimates, the Company assumed a 2-year unemployment forecast range of 4.2% to 4.6%. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.4 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.7 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the March 31, 2026 estimate, management did not adjust any qualitative factors utilized in the previous quarter.

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

Financial Summary

Three months ended March 31, 2026 vs. 2025

The Company's financial performance is summarized in the following table:

	Three months ended March 31,
	2026	2025

Net income available to common shareholders (in thousands)	$31,735	$30,342
Earnings per common share, basic	$2.20	$2.06
Earnings per common share, diluted	$2.20	$2.06
Dividend payout ratio	39.5%	38.4%
ROA(1)	1.92%	1.89%
ROE(1)	15.6%	16.3%
ROATCE(1)	19.3%	20.7%
Average equity to average assets ratio	12.3%	11.6%

(1)    ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income was $59.6 million for the three months ended March 31, 2026 compared to $55.8 million for the three months ended March 31, 2025 (see Net Interest Income). The Company recorded a $0.6 million provision of credit losses for the three months ended March 31, 2026 compared to no provision for credit losses for the three months ended March 31, 2025 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.9 million and non-interest expense increased $1.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2025 are summarized in the following table (in millions, except percentages):

	March 31,	December 31,
	2026	2025	$ Change	% Change

Cash and cash equivalents	$299.0	$191.9	$107.1	55.8%
Total investment securities	1,470.6	1,532.8	(62.2)	(4.1)
Gross loans	4,495.7	4,507.0	(11.3)	(0.3)

Total deposits	5,343.6	5,301.0	42.6	0.8

Cash and cash equivalents increased $107.1 million (55.8%) from December 31, 2025 to $299.0 million at March 31, 2026 primarily due to income from operations, an increase in deposit balances and proceeds from maturities and calls of available-for-sale securities that were partially offset by cash utilized for common stock repurchases

Total investment securities decreased $(62.2) million ((4.1)%) from December 31, 2025 to $1.47 billion at March 31, 2026, due to maturities and calls of available-for-sale securities.

Gross loans decreased $11.3 million (0.3%) from December 31, 2025 to $4.50 billion at March 31, 2026. Commercial and industrial loans decreased $12.4 million (2.7%) and consumer loans decreased $4.4 million (9.2%) during the first three months of 2026. These decreases were partially offset by an increase in residential real estate loans of $3.3 million (0.2%) and commercial real estate loans of $1.6 million (0.1%).

Total deposits increased $42.6 million (0.8%) from December 31, 2025 to $5.3 billion at March 31, 2026. Savings deposits increased $32.3 million, time deposit balances increased $6.8 million, and interest-bearing demand deposits increased $6.3 million. These increases were partially offset by a decrease of $2.8 million in non interest-bearing deposits.

Net Interest Income

Three months ended March 31, 2026 vs. 2025

The Company’s net interest income increased approximately $3.8 million, or 6.8%, from $55.8 million during the first quarter of 2025 to $59.6 million during the first quarter of 2026. The Company’s tax equivalent net interest income increased approximately $3.9 million from $56.0 million for the first quarter of 2025 to $59.9 million for the first quarter of 2026 (see Non-GAAP section). Net interest income increased by $3.1 million due to a decrease in the cost of interest-bearing liabilities (26 basis points) and by $2.9 million due to an increase in average loan balances ($203.3 million). Additionally, net interest income increased $0.6 million due to an increase in average investment security balances ($64.4 million).

These increases were partially offset by a lower yield earned on investment securities which decreased net interest income by $1.0 million. Additionally, an increase in average balance of interest-bearing liabilities ($84.2 million) and decrease in average balance of deposits in depository institutions ($60.7 million) each lowered net interest income by $0.7 million. The Company’s reported net interest margin increased from 3.84% for the first quarter of 2025 to 3.97% for the first quarter of 2026.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Three months ended March 31,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$2,135,883	$28,309	5.38%	$2,035,999	$26,122	5.20%
Commercial, financial, and agriculture(2)	2,310,646	34,557	6.07	2,195,307	33,876	6.26
Installment loans to individuals(2),(3)	49,580	805	6.58	61,488	919	6.06
Total loans	4,496,109	63,671	5.74	4,292,794	60,917	5.76
Securities:
Taxable	1,357,848	13,129	3.92	1,318,675	13,945	4.29
Tax-exempt(4)	159,841	1,300	3.30	134,567	916	2.76
Total securities	1,517,689	14,429	3.86	1,453,242	14,861	4.15
Deposits in depository institutions	103,353	942	3.70	164,069	1,802	4.45
Total interest-earning assets	6,117,151	79,042	5.24	5,910,105	77,580	5.32
Cash and due from banks	96,384			98,843
Bank premises and equipment	68,933			70,296
Goodwill and intangible assets	157,616			159,714
Other assets	279,291			298,473
Less: allowance for credit losses	(20,276)			(22,285)
Total assets	$6,699,099			$6,515,146

Liabilities
Interest-bearing demand deposits	$1,326,489	$2,774	0.85%	$1,335,691	$3,297	1.00%
Savings deposits	1,253,525	2,342	0.76	1,237,116	2,271	0.74
Time deposits(2)	1,307,231	9,640	2.99	1,265,163	11,284	3.62
Customer repurchase agreements	368,483	2,844	3.13	333,562	3,169	3.85
FHLB long-term advances	150,000	1,552	4.20	150,000	1,552	4.20
Total interest-bearing liabilities	4,405,728	19,152	1.76	4,321,532	21,573	2.02
Noninterest-bearing demand deposits	1,380,136			1,336,365
Other liabilities	87,987			104,301
Shareholders’ equity	825,248			752,948
Total liabilities and shareholders’ equity	$6,699,099			$6,515,146
Net interest income		$59,890			$56,007
Net yield on earning assets			3.97%			3.84%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2026	2025
	Loan fees, net	$53	$201

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2026	2025
	Residential real estate	$65	$22
	Commercial, financial and agriculture	440	530
	Installment loans to individuals	3	4
	Time deposits	2	7
		$510	$563

(3)	Includes the Company’s consumer and DDA overdrafts loan categories.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended March 31, 2026 vs. 2025
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$1,282	$905	$2,187
Commercial, financial, and agriculture	1,780	(1,099)	681
Installment loans to individuals	(178)	64	(114)
Total loans	2,884	(130)	2,754
Securities:
Taxable	414	(1,230)	(816)
Tax-exempt(1)	172	212	384
Total securities	586	(1,018)	(432)
Deposits in depository institutions	(667)	(193)	(860)
Total interest-earning assets	$2,803	$(1,341)	$1,462
Interest-bearing liabilities:
Interest-bearing demand deposits	$(23)	$(500)	$(523)
Savings deposits	30	41	71
Time deposits	375	(2,019)	(1,644)
Customer repurchase agreements	332	(657)	(325)
FHLB long-term advances	—	—	—
Total interest-bearing liabilities	$714	$(3,135)	$(2,421)
Net Interest Income	$2,089	$1,794	$3,883
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

	Three months ended March 31,
	2026	2025

Net interest income ("GAAP")	$59,617	$55,815
Taxable equivalent adjustment	273	192
Net interest income, fully taxable equivalent	$59,890	$56,007

Equity to assets ("GAAP")	11.75%	11.41%
Effect of goodwill and other intangibles, net	(2.10)	(2.18)
Tangible common equity to tangible assets	9.65%	9.23%

The following table presents estimated uninsured deposits by type as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Noninterest-Bearing Demand Deposits	15%	16%

Interest-Bearing Deposits
Demand Deposits	14%	14%
Savings Deposits	12%	13%
Time Deposits	17%	17%
Total Uninsured Deposits	15%	15%

The amounts listed above represent management's best estimate as of the respective period shown of uninsured deposits (either with balances above $250,000 or not collateralized by investment securities).

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025
Commercial and industrial	$441,617	$453,975	$423,265

1-4 Family	221,165	210,232	195,641
Hotels	395,857	398,608	372,758
Multi-family	227,687	237,424	215,546
Non Residential Non-Owner Occupied	772,778	767,580	742,323
Non Residential Owner Occupied	251,382	253,398	232,732
Commercial real estate	1,868,869	1,867,242	1,759,000

Residential real estate	1,913,389	1,910,060	1,841,851
Home equity	224,723	224,701	203,253
Consumer	42,994	47,353	54,670
DDA overdrafts	4,106	3,674	3,785
Total loans	$4,495,698	$4,507,005	$4,285,824

Loan balances decreased $11.3 million from December 31, 2025 to March 31, 2026.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans decreased $12.4 million from December 31, 2025 to March 31, 2026.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are made to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $1.6 million from December 31, 2025 to March 31, 2026. At March 31, 2026, $39.5 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans increased $10.9 million from December 31, 2025 to March 31, 2026. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $221.2 million as of March 31, 2026. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans decreased $2.8 million from December 31, 2025 to March 31, 2026. The Hotel portfolio is comprised of all lodging establishments and totaled $395.9 million as of March 31, 2026. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $9.7 million from December 31, 2025 to March 31, 2026. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $227.7 million as of March 31, 2026. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $772.8 million at March 31, 2026 and increased $5.2 million from December 31, 2025 to March 31, 2026.

◦Nonresidential owner-occupied commercial real estate totaled $251.4 million at March 31, 2026 and decreased $2.0 million from December 31, 2025. Risk characteristics relate to levels of consumer spending and overall economic conditions.

Residential real estate loans increased $3.3 million from December 31, 2025 to March 31, 2026. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family five- and seven-year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are generally sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At March 31, 2026, $9.6 million of the residential real estate loans were for properties under construction.

Home equity loans remained flat during the first three months of 2026. The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased by $4.4 million during the first three months of 2026.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a provision of credit losses of $0.6 million in the first quarter of 2026 compared to no provision for credit losses recorded in the first quarter of 2025.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of March 31, 2026 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of March 31,		As of December 31,
	2026	2025	2025
Commercial and industrial	$3,035	$4,761	$3,083

1-4 Family	1,522	1,420	1,426
Hotels	1,945	2,130	2,009
Multi-family	1,209	1,409	1,238
Non Residential Non-Owner Occupied	3,086	3,156	3,102
Non Residential Owner Occupied	1,811	1,780	1,777
Commercial real estate	9,573	9,895	9,552

Residential real estate	5,844	5,420	5,909
Home equity	598	593	608
Consumer	145	287	177
DDA overdrafts	518	713	533
Allowance for Credit Losses	$19,713	$21,669	$19,862

The Allowance for Credit Losses decreased slightly from $19.9 million at December 31, 2025 to $19.7 million at March 31, 2026. The Company recorded a provision for credit losses of $0.6 million in the first quarter of 2026, compared to no provision for credit losses for the comparable period in 2025, and a provision for credit losses of $1.1 million for the fourth quarter of 2025. The provision for credit losses in the first quarter of 2026 was primarily related to a commercial loan for a movie theater that had been transferred to nonaccrual status in the third quarter of 2024. Due to further cash flow deterioration, a $0.85 million charge-off was recorded in the quarter ending March 31, 2026, leaving an outstanding balance of approximately $5.0 million. This charge-off was partially offset by a decline in loan balances from the fourth quarter of 2025 and net recoveries (exclusive of the movie theater charge-off) during the quarter ended March 31, 2026.

Non-Interest Income and Non-Interest Expense

Three months ended March 31, 2026 vs. 2025
(in millions, except percentages)

	Three months ended March 31,
	2026	2025	$ Change	% Change
Non-interest income, excluding net investment securities gains (losses)	19.6	18.7	0.9	4.8
Non-interest expense	39.4	37.6	1.8	4.8

Non-Interest Income: Non-interest income increased $0.9 million from $18.7 million in the first quarter of 2025 to $19.6 million in the first quarter of 2026. This increase was due to an increase of $0.4 million, or 14.3%, in wealth and investment management fee income, a $0.3 million, or 43.6%, increase in other income, and an increase of $0.2 million, or 3.4%, in service charges. These increases were partially offset by a decrease in bank owned life insurance of $0.2 million.

Non-Interest Expense: Non-interest expenses increased $1.8 million, or 4.6%, from $37.6 million in the first quarter of 2025 to $39.4 million in the first quarter of 2026. This increase was largely due to an increase in salaries and employee benefit expenses ($1.0 million due to salary adjustments (3.5%) and increased health insurance (11.3%)), other tax related matters ($0.4 million), and equipment and software related expenses ($0.2 million).

Income Tax Expense: The Company's effective income tax rate for the three months ended March 31, 2026 and March 31, 2025 was 19.2%, and 17.8%, respectively.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
March 31, 2026
+300	6.75%	1.9%
+200	5.75	3.9
+100	4.75	3.7
-100	2.75	(2.3)
-200	1.75	(6.4)
-300	0.75	(12.4)

December 31, 2025
+300	6.75%	0.2%
+200	5.75	2.6
+100	4.75	3.1
-100	2.75	(1.6)
-200	1.75	(4.8)
-300	0.75	(10.0)

These estimates are highly dependent upon assumptions made by management, including, but not limited to, assumptions regarding the manner in which interest-bearing demand deposit and savings deposit accounts reprice in different interest rate scenarios, changes in the composition of deposit balances, pricing behavior of competitors, prepayments of loans and deposits under alternative rate environments, and new business volumes and pricing. As a result, there can be no assurance that the estimates above will be achieved in the event that interest rates increase or decrease during the remainder of 2026 and beyond.  The estimates above do not necessarily imply that the Company will experience increases in net income if market interest rates rise.  The table above indicates how the Company’s net income behaves relative to an increase in rates compared to what would otherwise occur if rates remain stable.

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At March 31, 2026, City National could pay dividends up to $49.4 million plus net profits for the remainder of 2026, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $49.1 million on an annualized basis over the next 12 months based on common shares outstanding at March 31, 2026.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $2.9 million of additional cash over the next 12 months. As of March 31, 2026, City Holding reported a cash balance of $105.6 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

As illustrated in the consolidated statements of cash flows, the Company generated $38.0 million of cash from operating activities during the first three months of 2026, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $65.2 million of cash in investing activities during the first three months of 2026, primarily due to proceeds from maturities and calls on investment securities of $56.7 million and a net decrease in loans of $10.5 million. These cash generating impacts were partially offset by payments of $1.4 million for low income housing tax credits. The Company generated $3.9 million of cash in financing activities during the first three months of 2026, principally as a result of a net increase in interest-bearing deposits of $45.4 million and an increase in customer repurchase agreements of $7.2 million. These increases were partially offset by purchases of treasury stock of $30.9 million, dividends paid of $14.8 million, and a net decrease in non-interest bearing deposits of $2.8 million.

City National has borrowing facilities with the Federal Reserve Bank and the Federal Home Loan Bank that can be accessed as necessary to fund operations and to provide contingency funding. These borrowing facilities are collateralized by various loans held on City National’s balance sheet. As of March 31, 2026, City National had the capacity to borrow an additional $1.8 billion from these existing borrowing facilities. In addition, approximately $709 million of City National’s investment securities were pledged to collateralize customer repurchase agreements and various deposit accounts, leaving approximately $762 million of City National’s investment securities unpledged at March 31, 2026. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. Historically, the Company has utilized derivative instruments, when appropriate, to assist this goal. During the year ending December 31, 2020, the Company entered into three $50 million swap agreements that hedged interest rate risk on certain pools of the Company’s investment securities. These agreements require the Company to pay rates ranging from 0.20% to 0.24%, while receiving the federal funds effective rate in return. Interest income and changes in market valuations from these swap agreements are recognized as investment income in the accompanying statements of income. These agreements matured in October ($50 million) and November ($100 million) of 2025. During the year ending December 31, 2023, the Company entered into a $100 million swap agreement that hedged interest rate risk on certain loans of the Company. This agreement requires the Company to pay 3.60%, while receiving SOFR in return. Interest income and changes in market valuations from this swap agreement are recognized as loan interest income in the accompanying statements of income. This agreement matured in March 2026.

With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 66.2% as of March 31, 2026 and deposit balances fund 79.0% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.5 billion at March 31, 2026, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $524.8 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 59.7% of the Company’s total assets. As interest rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher yielding deposit products, such as money market accounts or time deposits.

Capital Resources

Shareholders' equity decreased $15.3 million for the three months ended March 31, 2026, primarily due to cash dividends declared of $12.4 million and the repurchase of 262,017 common shares at a weighted average price of $117.79 per share ($30.9 million) as part of a one million share repurchase plan authorized by the Board of Directors in January 2024. A new plan was authorized by the Board of Directors in March 2026. These decreases were partially offset by net income of $31.7 million.

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

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer are illustrated in the following tables (in thousands, except percentages):

March 31, 2026	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$720,535	16.9%	$298,928	7.0%	$277,576	6.5%
City National Bank	610,766	14.4	297,979	7.0	276,694	6.5
Tier I Capital
City Holding Company	720,535	16.9	362,984	8.5	341,632	8.0
City National Bank	610,766	14.4	361,831	8.5	340,547	8.0
Total Capital
City Holding Company	740,252	17.3	448,392	10.5	427,040	10.0
City National Bank	630,483	14.8	446,968	10.5	425,684	10.0
Tier I Leverage Ratio
City Holding Company	720,535	10.9	265,411	4.0	331,763	5.0
City National Bank	610,766	9.2	264,652	4.0	330,815	5.0

December 31, 2025	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$730,153	16.9%	$301,848	7.0%	$280,287	6.5%
City National Bank	576,928	13.4	300,911	7.0	279,418	6.5
Tier I Capital
City Holding Company	730,453	16.9	366,530	8.5	344,969	8.0
City National Bank	576,928	13.4	365,392	8.5	343,899	8.0
Total Capital
City Holding Company	750,319	17.4	452,772	10.5	431,211	10.0
City National Bank	596,794	13.9	451,367	10.5	429,873	10.0
Tier I Leverage Ratio
City Holding Company	730,453	11.0	266,566	4.0	333,207	5.0
City National Bank	576,928	8.7	265,801	4.0	332,252	5.0

As of March 31, 2026, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of March 31, 2026, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Readers should carefully consider the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2026, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in January 2024. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended March 31, 2026.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
January 1, 2026 - January 31, 2026	6,799	$119.23	582,418	417,582
February 1, 2026 - February 28, 2026	7,484	119.82	589,902	410,098
March 1, 2026 - March 31, 2026	247,734	117.69	15,002	984,998

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended March 31, 2026, none of our directors or officers informed us of the adoption or modification, or termination of a Rule 10b5-1 trading arrangement as those terms are defined in Regulation S-K, Item 408.

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

City Holding Company
(Registrant)

/s/ Charles R. Hageboeck
Charles R. Hageboeck
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2026