Form 10-Q
period 2026-06-30
CITY HOLDING CO
filed 2026-08-05
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

The registrant had outstanding 14,045,160 shares of common stock as of August 3, 2026.

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

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands, except share amounts)

	(Unaudited)
	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$141,519	$152,111
Interest-bearing deposits in depository institutions	125,683	39,808
Cash and Cash Equivalents	267,202	191,919

Investment securities available for sale, at fair value (amortized cost $1,583,311 and $1,602,721, net of allowance for credit losses of $0 at June 30, 2026 and December 31, 2025, respectively)	1,476,725	1,503,358
Other securities	29,755	29,474
Total Investment Securities	1,506,480	1,532,832

Gross loans	4,501,774	4,503,331
Allowance for credit losses	(19,839)	(19,329)
Net Loans	4,481,935	4,484,002

Bank owned life insurance	125,860	124,370
Premises and equipment, net	67,190	69,133
Accrued interest receivable	21,300	20,718
Deferred tax assets, net	31,603	30,005
Goodwill and other intangible assets, net	156,895	157,871
Other assets	115,530	111,168
Total Assets	$6,773,995	$6,722,018

Liabilities
Deposits:
Noninterest-bearing	$1,421,693	$1,413,621
Interest-bearing:
Demand deposits	1,321,556	1,339,435
Savings deposits	1,288,260	1,244,571
Time deposits	1,308,641	1,303,361
Total Deposits	5,340,150	5,300,988

Customer repurchase agreements	377,551	367,674
FHLB advances	150,000	150,000
Other liabilities	97,345	93,676
Total Liabilities	5,965,046	5,912,338

Commitments and contingencies - see Note I

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at June 30, 2026 and December 31, 2025, less 4,995,538 and 4,693,613 shares in treasury, respectively	47,619	47,619
Capital surplus	174,805	174,598
Retained earnings	975,454	935,046
Treasury Stock	(306,813)	(270,967)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(81,241)	(75,741)
Underfunded pension liability	(875)	(875)
Total Accumulated Other Comprehensive Loss	(82,116)	(76,616)
Total Shareholders’ Equity	808,949	809,680
Total Liabilities and Shareholders’ Equity	$6,773,995	$6,722,018
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Interest and fees on loans	$64,584	$62,588	$128,255	$123,505
Interest and dividends on investment securities:
Taxable	12,920	15,347	26,049	29,292
Tax-exempt	1,031	712	2,057	1,436
Interest on deposits in depository institutions	1,676	1,644	2,618	3,446
Total Interest Income	80,211	80,291	158,979	157,679

Interest Expense
Interest on deposits	14,924	16,492	29,680	33,345
Interest on customer repurchase agreements	2,959	3,307	5,803	6,476
Interest on FHLB advances	1,569	1,568	3,120	3,120
Total Interest Expense	19,452	21,367	38,603	42,941
Net Interest Income	60,759	58,924	120,376	114,738
Provision for (Recovery of) credit losses	436	(1,909)	1,049	(1,787)
Net Interest Income After Provision for (Recovery of) Credit Losses	60,323	60,833	119,327	116,525

Non-Interest Income
Gains on sale of investment securities, net	—	150	—	150
Unrealized gains (losses) recognized on equity securities still held, net	58	(263)	65	(268)
Service charges	7,947	7,551	15,708	15,063
Bankcard revenue	7,548	7,233	14,437	14,040
Wealth and investment management fee income	3,451	3,016	6,768	5,918
Bank owned life insurance	886	942	1,865	2,095
Other income	874	894	1,921	1,623
Total Non-Interest Income	20,764	19,523	40,764	38,621

Non-Interest Expense
Salaries and employee benefits	20,455	19,995	40,638	39,189
Occupancy related expense	2,428	2,316	5,060	4,898
Equipment and software related expense	3,746	3,554	7,411	7,024
Bankcard expenses	2,147	2,203	4,266	4,418
Other tax-related matters	2,438	2,327	5,119	4,589
Advertising	1,016	964	1,900	1,837
FDIC insurance expense	772	756	1,577	1,532
Legal and professional fees	612	651	1,165	1,233
Other expenses	6,153	6,429	12,373	12,348
Total Non-Interest Expense	39,767	39,195	79,509	77,068
Income Before Income Taxes	41,320	41,161	80,582	78,078
Income tax expense	8,022	7,774	15,549	14,349
Net Income Available to Common Shareholders	$33,298	$33,387	$65,033	$63,729

Basic earnings per common share	$2.35	$2.29	$4.55	$4.35
Diluted earnings per common share	$2.35	$2.29	$4.55	$4.35
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income available to common shareholders	$33,298	$33,387	$65,033	$63,729

Available-for-Sale Securities
Unrealized (losses) gains on available-for-sale securities arising during the period	(1,120)	5,967	(7,225)	26,553
Reclassification adjustment for net (gains)	—	(150)	—	(150)
Other comprehensive (loss) income before income taxes	(1,120)	5,817	(7,225)	26,403
Tax effect	267	(1,364)	1,725	(6,182)
Other comprehensive (loss) income, net of tax	(853)	4,453	(5,500)	20,221

Comprehensive Income, Net of Tax	$32,445	$37,840	$59,533	$83,950

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended June 30, 2026 and 2025
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at March 31, 2025	$47,619	$174,300	$871,406	$(237,038)	$(99,951)	$756,336
Net income	—	—	33,387	—	—	33,387
Other comprehensive income, net of tax	—	—	—	—	4,453	4,453
Cash dividends declared ($0.79 per share)	—	—	(11,318)	—	—	(11,318)
Stock-based compensation expense	—	786	—	—	—	786
Restricted awards granted	—	(2,286)	—	2,286	—	—
Purchase of 175 treasury shares	—	—	—	(19,429)	—	(19,429)
Balance at June 30, 2025	$47,619	$172,800	$893,475	$(254,181)	$(95,498)	$764,215

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at March 31, 2026	$47,619	$173,130	$954,407	$(299,503)	$(81,263)	$794,390
Net income	—	—	33,298	—	—	33,298
Other comprehensive (loss), net of tax	—	—	—	—	(853)	(853)
Cash dividends declared ($0.87 per share)	—	—	(12,251)	—	—	(12,251)
Stock-based compensation expense	—	1,640	—	—	—	1,640
Restricted awards granted	—	35	—	(35)	—	—
Purchase of 59 treasury shares	—	—	—	(7,275)	—	(7,275)
Balance at June 30, 2026	$47,619	$174,805	$975,454	$(306,813)	$(82,116)	$808,949

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Six Months Ended June 30, 2026 and 2025
(in thousands, except share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	$47,619	$176,506	$852,757	$(230,499)	$(115,719)	730,664
Net income	—	—	63,729	—	—	63,729
Other comprehensive income, net of tax	—	—	—	—	20,221	20,221
Cash dividends declared ($1.58 per share)	—	—	(23,011)	—	—	(23,011)
Stock-based compensation expense	—	1,505	—	—	—	1,505
Restricted awards granted	—	(5,211)	—	5,211	—	—
Purchase of 255 treasury shares	—	—	—	(28,893)	—	(28,893)
Balance at June 30, 2025	$47,619	$172,800	$893,475	$(254,181)	$(95,498)	$764,215

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2025	$47,619	$174,598	$935,046	$(270,967)	$(76,616)	$809,680
Net income	—	—	65,033	—	—	65,033
Other comprehensive income, net of tax	—	—	—	—	(5,500)	(5,500)
Cash dividends declared ($1.74 per share)	—	—	(24,625)	—	—	(24,625)
Stock-based compensation expense	—	2,498	—	—	—	2,498
Restricted awards granted	—	(2,291)	—	2,291	—	—
Purchase of 321 treasury shares	—	—	—	(38,137)	—	(38,137)
Balance at June 30, 2026	$47,619	$174,805	$975,454	$(306,813)	$(82,116)	$808,949

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Six months ended June 30,
	2026	2025
Net income	$65,033	$63,729
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	2,470	4,614
Provision for (recovery of) credit losses	1,049	(1,787)
Depreciation of premises and equipment	2,245	2,096
Deferred income tax expense	49	1,437
Net periodic pension benefit	(84)	(48)
Unrealized and realized investment securities (gains) losses, net	(65)	118
Stock-compensation expense	2,498	1,505
Excess tax expense from stock-compensation	314	473
Increase in value of bank-owned life insurance	(1,656)	(2,095)
Loans held for sale
Loans originated for sale	(8,510)	(9,692)
Proceeds from the sale of loans originated for sale	9,186	8,807
Gain on sale of loans	(133)	(157)
Change in accrued interest receivable	(582)	(1,004)
Change in other assets	(3,904)	(11,832)
Change in other liabilities	2,742	3,490
Net Cash Provided by Operating Activities	70,652	59,654

Net decrease (increase) in loans	1,584	(61,903)
Securities available-for-sale
Purchases	(97,394)	(225,845)
Proceeds from sales of securities available-for-sale	—	14,882
Proceeds from maturities and calls	117,849	98,545
Other investments
Purchases	(313)	(257)
Proceeds from sales	98	24
Purchases of premises and equipment	(1,549)	(641)
Proceeds from the disposals of premises and equipment	1,247	46
Payments for low income housing tax credits	(2,519)	(4,164)
Net Cash Provided by (Utilized For) Investing Activities	19,003	(179,313)

Net increase in non-interest-bearing deposits	8,072	38,798
Net increase in interest-bearing deposits	31,094	65,882
Net increase in customer repurchase agreements	9,877	14,179
Purchases of treasury stock	(38,137)	(28,893)
Lease payments	(353)	(371)
Dividends paid	(24,925)	(23,201)
Net Cash (Utilized For) Provided By Financing Activities	(14,372)	66,394
Increase (Decrease) in Cash and Cash Equivalents	75,283	(53,265)
Cash and cash equivalents at beginning of period	191,919	225,389
Cash and Cash Equivalents at End of Period	$267,202	$172,124

Supplemental Cash Flow Information:
Cash paid for interest	$38,455	$44,119
Cash paid for income taxes	9,646	13,372
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026

Note A -        Background and Basis of Presentation

City Holding Company ("City Holding"), a West Virginia corporation headquartered in Charleston, West Virginia, is a registered financial holding company under the Bank Holding Company Act and conducts its principal activities through its wholly-owned subsidiary, City National Bank of West Virginia ("City National"). City National is a retail and consumer-oriented community bank with 95 banking offices in West Virginia (58), Kentucky (21), Virginia (13) and southeastern Ohio (3). City National provides credit, deposit, and wealth and investment management services to its customers in a broad geographical area that includes many rural and small community markets in addition to larger cities including Charleston (WV), Huntington (WV), Martinsburg (WV), Ashland (KY), Lexington (KY), Winchester (VA) and Staunton (VA). In addition to its branch network, City National's delivery channels include automated-teller-machines ("ATMs"), interactive-teller machines ("ITMs"), mobile banking, debit cards, interactive voice response systems, and Internet technology.

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2026. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Article 9 and 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on total shareholders’ equity or net income for any period.

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

Note B -        Recent Accounting Pronouncements

Recently Adopted

In July 2025, the FASB issued ASU No. 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets." The amendment relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The ASU does not apply to other types of accounts receivable and loans. This ASU became effective for the Company on March 31, 2026. The adoption of ASU No. 2025-05 did not have a material impact on the Company's financial statements as the Company is not currently engaged in a business combination as of June 30, 2026.

In November 2025, the FASB issued ASU No. 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans." The amendment simplifies accounting for acquired loans under CECL by expanding use of the gross-up method to a new category of purchased seasoned loans (PSLs). PSLs are acquired loans purchased more than 90 days after origination or acquired in a business combination. For PSLs, an allowance for credit loss is to be recorded at acquisition with an equal increase to amortized cost and remove credit loss expense on acquisition date. The ASU does not apply to credit cards, Topic 606 trade receivables, and debt securities. The Company elected to early adopt ASU as of December 31, 2025. The adoption of ASU No. 2025-08 did not have a material impact to the Company's financial statements as the Company is not currently engaged in a business combination as of June 30, 2026.

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

In November 2025, the FASB issued ASU No. 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." The amendment addresses certain aspects of the hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities. This ASU will become effective for the Company on March 31, 2027. The adoption of ASU No. 2025-09 is not expected to have a material impact on the Company's financial statements.

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvements." The amendment clarifies GAAP interim reporting guidance and formalizes a comprehensive list of required interim disclosures. This ASU will become effective for the Company on March 31, 2028. The adoption of ASU No. 2025-11 is not expected to have a material impact on the Company's financial statements.

In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements." The amendment provides technical corrections and clarifications across the codification to address unintended application, outdated references, and minor inconsistencies. This ASU will become effective for the Company on March 31, 2027. The adoption of ASU No. 2025-12 is not expected to have a material impact on the Company's financial statements.

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

The accounting policies of the community banking segment are the same as those for the Company described in Note A. In accordance with ASC Topic 280, the Company has concluded that consolidated net income is the measure of segment profit or loss that is required to be reported because it is the measure determined in accordance with measurement principles that are most consistent with US GAAP. As the Company only has one reportable segment, total segment net income and total segment assets are equivalent to the results disclosed in the accompanying Consolidated Statements of Income (reported as "Income Available to Common Shareholders") and Consolidated Balance Sheets (reported as "Total Assets"), respectively.

Note D -     Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$185,915	$905	$9,486	$177,334	$189,276	$538	$10,090	$179,724
Mortgage-backed securities:
U.S. government agencies	1,371,095	2,395	99,894	1,273,596	1,387,057	7,836	97,104	1,297,789
Private label	5,055	—	72	4,983	5,068	—	36	5,032
Trust preferred securities	4,616	—	78	4,538	4,612	—	188	4,424
Corporate securities	16,630	203	559	16,274	16,708	172	491	16,389
Total Securities Available-for-Sale	$1,583,311	$3,503	$110,089	$1,476,725	$1,602,721	$8,546	$107,909	$1,503,358

The Company's other investment securities include marketable equity securities and non-marketable equity securities held for investment. At June 30, 2026 and December 31, 2025, the Company held $5.6 million in marketable equity securities. Changes in the fair value of the marketable equity securities are recorded in "unrealized losses recognized on equity securities still held, net" in the Consolidated Statements of Income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At June 30, 2026 and December 31, 2025, the Company held $24.2 million and $23.9 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The majority of the Company's investment securities are mortgage-backed. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At June 30, 2026 and December 31, 2025, there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of June 30, 2026 and December 31, 2025.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2026
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$5,612	$57	$122,499	$9,429	$128,111	$9,486
Mortgage-backed securities:
U.S. Government agencies	267,591	1,870	759,466	98,024	1,027,057	99,894
Private label	—	—	4,983	72	4,983	72
Trust preferred securities	—	—	4,538	78	4,538	78
Corporate securities	—	—	14,391	559	14,391	559
Total available-for-sale	$273,203	$1,927	$905,877	$108,162	$1,179,080	$110,089

	December 31, 2025
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$4,746	$29	$129,347	$10,061	$134,093	$10,090
Mortgage-backed securities:
U.S. Government agencies	48,555	140	803,686	96,964	852,241	97,104
Private label	—	—	5,032	36	5,032	36
Trust preferred securities	4,424	188	—	—	4,424	188
Corporate securities	—	—	14,559	491	14,559	491
Total available-for-sale	$57,725	$357	$952,624	$107,552	$1,010,349	$107,909

As of June 30, 2026, management does not intend to sell any impaired security, and it is not more likely than not that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. Due to the previously mentioned factors, as of June 30, 2026, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss will be recognized in net income in the period the other-than-temporary impairment is identified, while any noncredit loss will be recognized in other comprehensive income.

The amortized cost and estimated fair value of debt securities at June 30, 2026, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$11,206	$11,152
Due after one year through five years	136,577	131,964
Due after five years through ten years	274,754	260,776
Due after ten years	1,160,774	1,072,833
Total	$1,583,311	$1,476,725

Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Proceeds on sales of available for sale securities	$—	$14,882	$—	$14,882

Gross realized gains on available for sale securities sold	$—	$237	$—	$237
Gross realized losses on available for sale securities sold	—	(87)	—	(87)
Net realized available for sale securities gains (losses)	$—	$150	$—	$150

Gross unrealized gains recognized on equity securities still held	$109	$26	$99	$62
Gross unrealized losses recognized on equity securities still held	(51)	(289)	(34)	(330)
Net unrealized (losses) gains recognized on equity securities still held	$58	$(263)	$65	$(268)

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $713 million and $716 million at June 30, 2026 and December 31, 2025, respectively.

Note E -        Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	June 30, 2026	December 31, 2025
Commercial and industrial	$454,122	$453,975

1-4 Family	223,301	210,232
Hotels	396,079	398,608
Multi-family	231,946	237,424
Non Residential Non-Owner Occupied	765,358	767,580
Non Residential Owner Occupied	253,471	253,398
Commercial real estate	1,870,155	1,867,242

Residential real estate	1,906,534	1,910,060
Home equity	231,057	224,701
Consumer	39,906	47,353
Gross loans	4,501,774	4,503,331
Allowance for credit losses	(19,839)	(19,329)
Net loans	$4,481,935	$4,484,002

Construction loans included in:
Commercial real estate	$43,363	$35,781
Residential real estate	11,144	9,907

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

Note F -      Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses, by portfolio loan classification, for the three and six months ended June 30, 2026 and 2025 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Six months ended June 30, 2026
Commercial and industrial	$3,083	$(119)	$75	$268	$3,307

1-4 Family	1,426	(7)	23	80	1,522
Hotels	2,009	—	220	(289)	1,940
Multi-family	1,238	—	—	403	1,641
Non Residential Non-Owner Occupied	3,102	—	335	(567)	2,870
Non Residential Owner Occupied	1,777	(850)	100	805	1,832
Commercial real estate	9,552	(857)	678	432	9,805

Residential real estate	5,909	(281)	39	260	5,927
Home equity	608	(108)	162	(41)	621
Consumer	177	(168)	40	130	179
	$19,329	$(1,533)	$994	$1,049	$19,839

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Six months ended June 30, 2025
Commercial and industrial	$4,541	$(30)	$52	$(1,553)	$3,010

1-4 Family	1,366	—	33	(9)	1,390
Hotels	2,355	(220)	—	(1)	2,134
Multi-family	1,390	—	—	28	1,418
Non Residential Non-Owner Occupied	3,001	—	48	81	3,130
Non Residential Owner Occupied	1,725	—	—	29	1,754
Commercial real estate	9,837	(220)	81	128	9,826

Residential real estate	5,731	(49)	50	(286)	5,446
Home equity	643	(98)	100	(97)	548
Consumer	381	(165)	34	21	271
	$21,133	$(562)	$317	$(1,787)	$19,101

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Three months ended June 30, 2026
Commercial and industrial	$3,035	$(115)	$70	$317	$3,307

1-4 Family	1,522	(1)	8	(7)	1,522
Hotels	1,945	—	—	(5)	1,940
Multi-family	1,209	—	—	432	1,641
Non Residential Non-Owner Occupied	3,086	—	335	(551)	2,870
Non Residential Owner Occupied	1,811	—	100	(79)	1,832
Commercial real estate	9,573	(1)	443	(210)	9,805

Residential real estate	5,844	(147)	9	221	5,927
Home equity	598	(46)	72	(3)	621
Consumer	145	(97)	20	111	179
	$19,195	$(406)	$614	$436	$19,839

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Three months ended June 30, 2025
Commercial and industrial	$4,761	$—	$15	$(1,766)	$3,010

1-4 Family	1,420	—	6	(36)	1,390
Hotels	2,130	—	—	4	2,134
Multi-family	1,409	—	—	9	1,418
Non Residential Non-Owner Occupied	3,156	—	45	(71)	3,130
Non Residential Owner Occupied	1,780	—	—	(26)	1,754
Commercial real estate	9,895	—	51	(120)	9,826

Residential real estate	5,420	(49)	49	26	5,446
Home equity	593	(97)	96	(44)	548
Consumer	287	(36)	25	(5)	271
	$20,956	$(182)	$236	$(1,909)	$19,101

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of June 30, 2026 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$352	$25	$—

1-4 Family	—	429	—
Hotels	—	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	37	—
Non Residential Owner Occupied	4,530	1,326	—
Commercial Real Estate	4,530	1,792	—

Residential Real Estate	—	3,186	60
Home Equity	—	132	22
Consumer	—	—	—
Total	$4,882	$5,135	$82

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

The Company recognized no interest income on non-accrual loans during each of the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, the Company had one commercial and industrial loan and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans totaling $4.9 million. The company had one commercial and industrial loan, one hotel loan, and three owner occupied commercial real estate individually evaluated collateral dependent loans recorded at $7.4 million as of December 31, 2025. Changes in the fair value of the collateral for collateral dependent loans are reported as a provision for credit loss or a recovery of credit loss in the period of change.

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

The following tables present the aging of the amortized cost basis in past-due loans as of June 30, 2026 and December 31, 2025 by class of loan (in thousands):

	June 30, 2026
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$—	$—	$—	$—	$453,745	$377	$454,122

1-4 Family	131	—	—	131	222,741	429	223,301
Hotels	—	—	—	—	396,079	—	396,079
Multi-family	—	—	—	—	231,946	—	231,946
Non Residential Non-Owner Occupied	—	—	—	—	765,321	37	765,358
Non Residential Owner Occupied	401	—	—	401	247,214	5,856	253,471
Commercial real estate	532	—	—	532	1,863,301	6,322	1,870,155

Residential real estate	6,512	711	60	7,283	1,896,065	3,186	1,906,534
Home Equity	633	55	22	710	230,215	132	231,057
Consumer	118	2	—	120	39,786	—	39,906
Total	$7,795	$768	$82	$8,645	$4,483,112	$10,017	$4,501,774

	December 31, 2025
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$279	$—	$—	$279	$453,139	$557	$453,975

1-4 Family	7	—	—	7	210,089	136	210,232
Hotels	—	—	—	—	397,186	1,422	398,608
Multi-family	—	—	—	—	237,424	—	237,424
Non Residential Non-Owner Occupied	193	—	—	193	767,153	234	767,580
Non Residential Owner Occupied	91	—	—	91	246,651	6,656	253,398
Commercial real estate	291	—	—	291	1,858,503	8,448	1,867,242

Residential real estate	5,652	700	109	6,461	1,899,102	4,497	1,910,060
Home Equity	715	57	—	772	223,621	308	224,701
Consumer	308	—	—	308	47,045	—	47,353
Total	$7,245	$757	$109	$8,111	$4,481,410	$13,810	$4,503,331

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

A loan that is considered a restructured loan may be subject to the individually evaluated loan analysis. Otherwise, the restructured loan will remain in the appropriate segment in the allowance for credit losses model and associated reserves will be adjusted based on changes in the discounted cash flows resulting from the modification of the restructured loan.

The following tables present the amortized cost basis of restructured loans by modification type and loan classification for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	For the six months ended June 30,
	2026		2025
	Term Extension	Percentage of Total by Loan Classification (1)	Term Extension	Percentage of Total by Loan Classification (1)
Commercial and industrial	$352	0.1%	$502	0.1%

1-4 Family	—	—	—	—
Hotels	—	—	—	—
Multi-family	—	—	—	—
Non Residential Non-Owner Occupied		—	—	—
Non Residential Owner Occupied	4,530	1.8	5,759	2.4
Commercial real estate	4,530	0.2	5,759	0.3

Residential real estate	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$4,882	0.1%	$6,261	0.1%

	For the three months ended June 30,
	2026		2025
	Term Extension	Percentage of Total by Loan Classification (1)	Term Extension	Percentage of Total by Loan Classification (1)
Commercial and industrial	$352	0.1%	$502	0.1%

1-4 Family	—	—	0	—
Hotels	—	—	0	—
Multi-family	—	—	0	—
Non Residential Non-Owner Occupied		—	0	—
Non Residential Owner Occupied	4,530	1.8	5,759	2.4
Commercial real estate	4,530	0.2	5,759	0.3

Residential real estate	—	—	0	—
Home equity	—	—	0	—
Consumer	—	—	0	—
Total	$4,882	0.1%	$6,261	0.1%

1.Based on the amortized cost basis of the restructured loans, divided by the period end amortized cost basis of the corresponding class of financing receivable.

The following tables presents a summary of financial impact of loan modifications by loan classification for the three and six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Six months ended June 30,
	2026	2025
	Weighted Average Term Extension (in years)	Weighted Average Term Extension (in years)
Commercial and industrial	0.2	0.5

1-4 Family	0	0
Hotels	0	0
Multi-family	0	0
Non Residential Non-Owner Occupied	0	0
Non Residential Owner Occupied	0.2	0.5
Commercial real estate	0.2	0.5

Residential real estate	0	0
Home equity	0	0
Consumer	0	0

	For the three months ended June 30,
	2026	2025
	Weighted Average Term Extension (in years)	Weighted Average Term Extension (in years)
Commercial and industrial	0.2	0.8

1-4 Family	0	0
Hotels	0	0
Multi-family	0	0
Non Residential Non-Owner Occupied	0	0
Non Residential Owner Occupied	0.2	0.8
Commercial real estate	0.2	0.8

Residential real estate	0	0
Home equity	0	0
Consumer	0	0

As of June 30, 2026 and December 31, 2025, there were no unfunded commitments to borrowers with loan modifications.

Additionally, the Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty for subsequent payment defaults. No loans with modifications made during the three and six months ended June 30, 2026 and 2025 experienced a subsequent payment default in the last twelve months.

The following table presents an aging of loan modifications by loan classification (in thousands, except percentages):

As of June 30, 2026	Current	30-59 Past Due	60-89 Past Due	90+ Past Due	Total (1)
Commercial and industrial	$352	$—	$—	$—	$352

1-4 Family	—	—	—	—	—
Hotels	—	—	—	—	—
Multi-family	—	—	—	—	—
Non Residential Non-Owner Occupied		—	—	—	—
Non Residential Owner Occupied	4,530	—	—	—	4,530
Commercial real estate	4,530	—	—	—	4,530

Residential real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$4,882	$—	$—	$—	$4,882
.

As of June 30, 2025	Current	30-59 Past Due	60-89 Past Due	90+ Past Due	Total (1)
Commercial and industrial	$502	$—	$—	$—	$502

1-4 Family	—	—	—	—	—
Hotels	—	—	—	—	—
Multi-family	—	—	—	—	—
Non Residential Non-Owner Occupied	—	—	—	—	—
Non Residential Owner Occupied	5,759	—	—	—	5,759
Commercial real estate	5,759	—	—	—	5,759

Residential real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$6,261	$—	$—	$—	$6,261

1.Based on the amortized cost basis as of period-end.

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

Based on the most recent analysis performed, the risk category of loans by class of loans at June 30, 2026 and December 31, 2025 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and industrial
Pass	$39,264	$59,874	$39,890	$41,023	$14,201	$74,296	$151,756	$420,304
Special mention	145	22	68	2	50	—	100	387
Substandard	—	—	881	203	847	24,745	6,755	33,431
Total	$39,409	$59,896	$40,839	$41,228	$15,098	$99,041	$158,611	$454,122
YTD Gross Charge-offs	$—	$31	$30	$10	$—	$30	$18	$119

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$60,202	$56,657	$48,193	$20,197	$53,099	$45,845	$162,715	$446,908
Special mention	—	70	3	—	—	—	97	170
Substandard	31	131	129	863	42	1,876	3,825	6,897
Total	$60,233	$56,858	$48,325	$21,060	$53,141	$47,721	$166,637	$453,975

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$29,695	$41,247	$25,328	$21,349	$31,597	$56,238	$11,956	$217,410
Special mention	—	196	—	—	1,310	874	—	2,380
Substandard	—	120	297	—	1,772	1,322	—	3,511
Total	$29,695	$41,563	$25,625	$21,349	$34,679	$58,434	$11,956	$223,301
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$7	$—	$7

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$45,278	$28,636	$22,740	$33,247	$24,891	$38,622	$11,332	$204,746
Special mention	198	—	—	1,313	—	552	—	2,063
Substandard	124	156	—	1,791	402	950	—	3,423
Total	$45,600	$28,792	$22,740	$36,351	$25,293	$40,124	$11,332	$210,232

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$20,941	$64,855	$45,492	$39,280	$72,328	$125,229	$2,709	$370,834
Special mention	—	—	—	—	—	3,298	—	3,298
Substandard	—	—	—	—	—	21,947	—	21,947
Total	$20,941	$64,855	$45,492	$39,280	$72,328	$150,474	$2,709	$396,079
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$65,210	$46,074	$40,372	$74,317	$27,289	$118,006	$223	$371,491
Special mention	—	—	—	—	—	3,405	—	3,405
Substandard	—	—	—	—	—	23,712	—	23,712
Total	$65,210	$46,074	$40,372	$74,317	$27,289	$145,123	$223	$398,608

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$9,986	$33,672	$58,715	$5,346	$14,352	$106,115	$1,686	$229,872
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	530	1,544	—	2,074
Total	$9,986	$33,672	$58,715	$5,346	$14,882	$107,659	$1,686	$231,946
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$40,029	$58,642	$6,130	$14,573	$18,000	$97,497	$1,572	$236,443
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	534	447	—	—	981
Total	$40,029	$58,642	$6,130	$15,107	$18,447	$97,497	$1,572	$237,424

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$54,366	$121,225	$88,179	$105,457	$108,734	$280,884	$2,236	$761,081
Special mention	—	524	—	—	—	241	—	765
Substandard	542	—	—	—	—	2,970	—	3,512
Total	$54,908	$121,749	$88,179	$105,457	$108,734	$284,095	$2,236	$765,358
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$123,220	$85,038	$106,086	$110,438	$83,342	$224,742	$6,963	$739,829
Special mention	532	—	—	543	82	23,388	—	24,545
Substandard	—	—	—	—	133	3,073	—	3,206
Total	$123,752	$85,038	$106,086	$110,981	$83,557	$251,203	$6,963	$767,580

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$11,794	$46,874	$19,615	$36,975	$27,176	$88,727	$5,313	$236,474
Special mention	—	78	—	345	—	432	—	855
Substandard	—	56	450	4,265	749	10,257	365	16,142
Total	$11,794	$47,008	$20,065	$41,585	$27,925	$99,416	$5,678	$253,471
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$850	$—	$850

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$49,404	$20,878	$41,108	$27,864	$33,863	$57,089	$4,188	$234,394
Special mention	82	—	350	—	—	1,904	—	2,336
Substandard	—	456	3,536	1,052	794	10,477	353	16,668
Total	$49,486	$21,334	$44,994	$28,916	$34,657	$69,470	$4,541	$253,398

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$126,782	$307,873	$237,330	$208,407	$254,186	$657,193	$23,900	$1,815,671
Special mention	—	798	—	345	1,310	4,846	—	7,299
Substandard	542	176	747	4,265	3,051	38,039	365	47,185
Total	$127,324	$308,847	$238,077	$213,017	$258,547	$700,078	$24,265	$1,870,155
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$857	$—	$857

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$323,141	$239,267	$216,436	$260,438	$187,384	$535,957	$24,277	$1,786,900
Special mention	812	—	350	1,857	82	29,249	—	32,350
Substandard	124	613	3,536	3,378	1,776	38,212	353	47,992
Total	$324,077	$239,880	$220,322	$265,673	$189,242	$603,418	$24,630	$1,867,242

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential real estate
Performing	$102,545	$277,646	$184,662	$167,024	$302,459	$794,698	$74,314	$1,903,348
Non-performing	303	96	—	77	120	2,510	80	3,186
Total	$102,848	$277,742	$184,662	$167,101	$302,579	$797,208	$74,394	$1,906,534
YTD Gross Charge-offs	$—	$—	$—	$—	$30	$251	$—	$281

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential real estate
Performing	$287,972	$199,389	$183,010	$317,677	$256,267	$590,122	$71,126	$1,905,563
Non-performing	$157	$111	$846	$43	$478	$2,777	$85	$4,497
Total	$288,129	$199,500	$183,856	$317,720	$256,745	$592,899	$71,211	$1,910,060

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Home equity
Performing	$13,673	$28,628	$24,136	$17,566	$7,945	$9,294	$129,683	$230,925
Non-performing	—	—	—	—	—	—	132	132
Total	$13,673	$28,628	$24,136	$17,566	$7,945	$9,294	$129,815	$231,057
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$108	$108

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Home equity
Performing	$30,143	$26,449	$19,898	$9,319	$3,813	$6,764	$128,007	$224,393
Non-performing	—	—	—	—	—	—	308	308
Total	$30,143	$26,449	$19,898	$9,319	$3,813	$6,764	$128,315	$224,701

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Consumer
Performing	$5,685	$9,081	$7,365	$9,523	$4,718	$1,139	$2,395	$39,906
Non-performing	—	—	—	—	—	—	—	—
Total	$5,685	$9,081	$7,365	$9,523	$4,718	$1,139	$2,395	$39,906
YTD Gross Charge-offs	$—	$29	$48	$29	$—	$56	$6	$168

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Consumer
Performing	$13,622	$9,475	$12,776	$6,541	$1,127	$1,301	$2,511	$47,353
Non-performing	—	—	—	—	—	—	—	—
Total	$13,622	$9,475	$12,776	$6,541	$1,127	$1,301	$2,511	$47,353

Note G -    Derivative Instruments

The Company has exposure to certain risks arising from both its business operations and economic conditions, including interest rate risk, which are managed through use of derivative instruments. The Company maintains non-hedging interest rate swap derivatives with customer counterparties. Additionally, the Company has fair value hedge derivative relationships on certain available-for-sale securities and loan relationships.

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, generally in the form of cash or securities, based upon mark-to-market positions. The Company received collateral with a value of $32.0 million and $26.1 million as of June 30, 2026 and December 31, 2025, respectively.

Non-hedging Interest Rate Derivatives

As of June 30, 2026 and December 31, 2025, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands) which are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets:

	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$111,078	$1,411	$284,783	$3,879
Loan interest rate swap - liabilities	653,035	33,125	478,859	30,493

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	663,035	33,851	496,859	31,201
Loan interest rate swap - liabilities	111,078	1,411	284,783	3,879

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other (expense) income - derivative assets	$1,445	$(4,350)	$1,029	$(12,354)
Other income (expense) - derivative liabilities	(1,445)	4,350	(1,029)	12,354
Other (expense) income - derivative liabilities	20	(119)	18	(279)

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

Fair Value Hedges

During the year ended December 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the six months ended June 30, 2026, the fair value hedge agreements matured. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	June 30, 2026	December 31, 2025
Gross loans	$—	$(25)
Other assets	—	12
Cumulative adjustment to Interest and fees on loans	—	13

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

Restricted shares are forfeited if the awarded officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of June 30, 2026, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Six months ended June 30,
	2026		2025
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	133,624	$97.80	134,949	$84.90
Granted	16,493	119.13	40,495	114.73
Vested/Forfeited	(35,210)	135.89	(42,120)	72.16
Outstanding at June 30	114,907	$103.06	133,324	$97.59

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense associated with restricted shares, RSUs, and PSUs	$921	$838	$1,779	$1,557

At period-end:	June 30, 2026
Unrecognized stock-based compensation expense associated with restricted shares	$6,508
Weighted average period (in years) in which the above amount is expected to be recognized	2.7

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the six months ended June 30, 2026 and 2025, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Components of net periodic cost:
Interest cost	$119	$131	$237	$262
Expected return on plan assets	(205)	(206)	(409)	(411)
Net amortization and deferral	44	51	88	101
Net Periodic Pension (Benefit) Cost	$(42)	$(24)	$(84)	$(48)

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	June 30, 2026	December 31, 2025
Commitments to extend credit:
Home equity lines	$266,866	$262,194
Commercial real estate	90,246	106,455
Other commitments	282,169	253,942
Standby letters of credit	1,824	1,976
Commercial letters of credit	9,512	7,935

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as those involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Litigation

The Company is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately resolved. There can be no assurance that current legal actions will have an immaterial impact on financial results, either positive or negative, or that no material legal actions may be presented in the future. As of June 30, 2026 management expects the resolution of existing legal actions will not have a material impact on the Company's financial statements.

Note J -         Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 24%.

	Three months ended June 30,			Six months ended June 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2026
Beginning Balance	$(875)	$(80,388)	$(81,263)	$(875)	$(75,741)	$(76,616)

Other comprehensive (loss) before reclassifications	—	(853)	(853)	—	(5,500)	(5,500)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—
	—	(853)	(853)	—	(5,500)	(5,500)

Ending Balance	$(875)	$(81,241)	$(82,116)	$(875)	$(81,241)	$(82,116)

2025
Beginning Balance	$(1,442)	$(98,509)	$(99,951)	$(1,442)	$(114,277)	$(115,719)

Other comprehensive income before classifications	—	4,568	4,568	—	20,336	20,336
Amounts reclassified from other comprehensive income	—	(115)	(115)	—	(115)	(115)
	—	4,453	4,453	—	20,221	20,221

Ending Balance	$(1,442)	$(94,056)	$(95,498)	$(1,442)	$(94,056)	$(95,498)

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Six months ended		Affected line item
	June 30,		June 30,		in the Consolidated Statements
	2026	2025	2026	2025	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$—	$150	$—	$150	Gains on sale of investment securities, net
Related income tax expense	—	(35)	—	(35)	Income tax expense
Net effect on accumulated other comprehensive loss	$—	$115	$—	$115

Note K - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income available to common shareholders	$33,298	$33,387	$65,033	$63,729
Less: earnings allocated to participating securities	(242)	(306)	(527)	(541)
Net earnings allocated to common shareholders	$33,056	$33,081	$64,506	$63,188

Distributed earnings allocated to common stock	$12,125	$11,346	$24,251	$22,691
Undistributed earnings allocated to common stock	20,931	21,735	40,255	40,497
Net earnings allocated to common shareholders	$33,056	$33,081	$64,506	$63,188

Average shares outstanding	14,046	14,466	14,151	14,541
Effect of dilutive securities:
Employee stock awards	16	5	18	10
Shares for diluted earnings per share	14,062	14,471	14,169	14,551

Basic earnings per share	$2.35	$2.29	$4.55	$4.35
Diluted earnings per share	$2.35	$2.29	$4.55	$4.35

Anti-dilutive options are not included in the computation of diluted earnings per share because the options’ exercise prices are greater than the average market price of the common shares and therefore, the effect is anti-dilutive. The Company had no anti-dilutive options for any of the periods shown above.

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

The Company bases the fair value of assets and liabilities on quoted market prices, prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.  If such information is not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty creditworthiness, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.  A more detailed description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at June 30, 2026.

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

	Total	Level 1	Level 2	Level 3
June 30, 2026
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$177,334	$—	$177,334	$—
Mortgage-backed securities:
U.S. Government agencies	1,273,596	—	1,273,596	—
Private label	4,983	—	4,983	—
Trust preferred securities	4,538	—	4,538	—
Corporate securities	16,274	—	16,274	—
Marketable equity securities	5,633	1,837	3,796	—
Derivative assets	35,262	—	35,262	—
Financial Liabilities
Derivative liabilities	34,536	—	34,536	—

Nonrecurring fair value measurements
Financial Assets
Collateral-dependent individually evaluated loans	4,882	—	—	4,882
Non-Financial Assets
Other real estate owned	495	—	—	495

December 31, 2025
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$179,724	$—	$179,724	$—
Mortgage-backed securities:
U.S. Government agencies	1,297,789	—	1,297,789	—
Private label	5,032	—	5,032	—
Trust preferred securities	4,424	—	4,424	—
Corporate securities	16,389	—	16,389	—
Marketable equity securities	5,568	1,757	3,811	—
Derivative assets	35,093	—	35,093	—
Financial Liabilities
Derivative liabilities	34,372	—	34,372	—

Nonrecurring fair value measurements
Financial Assets
Collateral-dependent individually evaluated loans	7,354	—	—	7,354
Non-Financial Assets
Other real estate owned	482	—	—	482

No transfers into or out of Level 3 of the fair value hierarchy occurred during the three and six months ended June 30, 2026 or the year ended December 31, 2025.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  Generally, the Company has applied collateral discounts, ranging from 10% to 30%. The Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis as of June 30, 2026 or December 31, 2025.

Non-Financial Assets and Liabilities

The Company has no non-financial assets or liabilities measured at fair value on a recurring basis.  Certain non-financial assets measured at fair value on a non recurring basis include other real estate owned (“OREO”), which is measured at the lower of cost or fair value.

Fair Value of Financial Instruments

ASC Topic 825 “Financial Instruments,” as amended, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. ASC Topic 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets:
Cash and cash equivalents	$267,202	$267,202	$267,202	$—	$—
Securities available-for-sale	1,476,725	1,476,725	—	1,476,725	—
Marketable equity securities	5,633	5,633	1,837	3,796	—
Net loans	4,481,935	4,383,332	—	—	4,383,332
Accrued interest receivable	21,300	21,300	—	21,300	—
Derivative assets	35,262	35,262	—	35,262	—

Liabilities:
Deposits	5,340,150	5,330,098	4,031,509	1,298,589	—
Securities sold under agreements to repurchase	377,551	377,551	—	377,551	—
FHLB long-term advances	150,000	150,113	—	150,113	—
Accrued interest payable	5,593	5,593	—	5,593	—
Derivative liabilities	34,536	34,536	—	34,536	—

December 31, 2025
Assets:
Cash and cash equivalents	$191,919	$191,919	$191,919	$—	$—
Securities available-for-sale	1,503,358	1,503,358	—	1,503,358	—
Marketable equity securities	5,568	5,568	1,757	3,811	—
Net loans	4,484,002	4,399,501	—	—	4,399,501
Accrued interest receivable	20,718	20,718	—	20,718	—
Derivative assets	35,093	35,093	—	35,093	—

Liabilities:
Deposits	5,300,988	5,292,774	3,997,627	1,295,147	—
Securities sold under agreements to repurchase	367,674	367,674	—	367,674	—
FHLB long-term advances	150,000	151,967	—	151,967	—
Accrued interest payable	5,842	5,842	—	5,842	—
Derivative liabilities	34,372	34,372	—	34,372	—

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

Allowance for Credit Losses (ACL)

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off in the future. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. These evaluations are conducted at least quarterly and more frequently if deemed necessary. Additionally, all commercial loans within the portfolio are subject to internal risk grading. Risk grades are generally assigned by the primary lending officer and are periodically evaluated by the Company’s internal loan review process.

In evaluating the appropriateness of its ACL, the Company stratifies the loan portfolio into five major groupings. The Company has identified the following portfolio segments and measures the ACL using the following methods:

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

The Company uses a number of economic variables in its scenarios to estimate the ACL, with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the June 30, 2026 and December 31, 2025 estimates, the Company assumed a 2-year unemployment forecast range of 4.2% to 4.6%. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.4 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.7 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the June 30, 2026 estimate, management did not adjust any qualitative factors utilized in the previous quarter.

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

Financial Summary

Six months ended June 30, 2026 vs. 2025

The Company's financial performance is summarized in the following table:

	Six months ended June 30, 2026
	2026	2025

Net income available to common shareholders (in thousands)	$65,033	$63,729
Earnings per common share, basic	$4.55	$4.35
Earnings per common share, diluted	$4.55	$4.35
Dividend payout ratio	38.2%	36.3%
ROA*	1.95%	1.96%
ROE*	16.1%	17.1%
ROATCE*	20.0%	21.7%
Average equity to average assets ratio	12.1%	11.5%

*ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income was $120.4 million for the six months ended June 30, 2026 compared to $114.7 million for the six months ended June 30, 2025 (see Net Interest Income). The Company recorded a provision for credit losses of $1.0 million for the six months ended June 30, 2026 compared to a recovery of credit losses of $1.8 million for the six months ended June 30, 2025 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $2.1 million and non-interest expense increased $2.4 million for the six months ended June 30, 2026 from the six months ended June 30, 2025.

Financial Summary

Three months ended June 30, 2026 vs. 2025

The Company's financial performance is summarized in the following table:

	Three months ended June 30,
	2026	2025

Net income available to common shareholders (in thousands)	$33,298	$33,387
Earnings per common share, basic	$2.35	$2.29
Earnings per common share, diluted	$2.35	$2.29
Dividend payout ratio	37.0%	34.5%
ROA(1)	1.98%	2.03%
ROE(1)	16.6%	17.9%
ROATCE(1)	20.7%	22.7%
Average equity to average assets ratio	11.9%	11.4%

(1)    ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income was $60.8 million for the three months ended June 30, 2026 compared to $58.9 million for the three months ended June 30, 2025 (see Net Interest Income). The Company recorded a $0.4 million provision for credit losses for the three months ended June 30, 2026 compared to a $1.9 million recovery of credit losses for the three months ended June 30, 2025 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $1.2 million and non-interest expense increased $0.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2025 are summarized in the following table (in millions, except percentages):

	June 30,	December 31,
	2026	2025	$ Change	% Change

Cash and cash equivalents	$267.2	$191.9	$75.3	39.2%
Total investment securities	1,506.5	1,532.8	(26.3)	(1.7)
Gross loans	4,501.8	4,503.3	(1.5)	—

Total deposits	5,340.2	5,301.0	39.2	0.7

Cash and cash equivalents increased $75.3 million (39.2%) from December 31, 2025 to $267.2 million at June 30, 2026 primarily due to income from operations, an increase in deposit balances and proceeds from maturities and calls of available-for-sale securities that were partially offset by cash utilized for common stock repurchases.

Total investment securities decreased $26.3 million (1.7)% from December 31, 2025 to $1.51 billion at June 30, 2026, due to maturities and calls of available-for-sale securities.

Gross loans remained stable at $4.50 billion at December 31, 2025 and June 30, 2026, respectively. Consumer loans decreased $7.4 million and residential real estate loans decreased $3.5 million during the first six months of 2026. These decreases were essentially offset by increases in home equity ($6.4 million) and commercial real estate ($2.9 million) loans.

Total deposits increased $39.2 million (0.7%) from December 31, 2025 to $5.3 billion at June 30, 2026. Savings deposits increased $43.7 million, non interest-bearing demand deposit balances increased $8.1 million, and time deposit balances increased $5.3 million. These increases were partially offset by a decrease of $17.9 million in interest-bearing demand deposits.

Net Interest Income

Six months ended June 30, 2026 vs. 2025

The Company’s net interest income increased from $114.7 million for the six months ended June 30, 2025 to $120.4 million for the six months ended June 30, 2026. The Company’s tax equivalent net interest income increased $5.8 million to $120.9 million for the six months ended June 30, 2026 from $115.1 million in the six months ended June 30, 2025. Net interest income increased due to an increase in average loan balances ($197.3 million) and decrease in cost of interest-bearing liabilities (23 basis points) which increased net interest income by $5.7 million and $5.6 million, respectively.

These increases were partially offset by a decrease in yield earned on investment securities (33 basis points) which decreased net interest income by $2.3 million and higher average balances of interest-bearing liabilities ($79.4 million) decreased net interest income by $1.3 million. The Company’s reported net interest margin increased slightly from 3.90% for the six months ended June 30, 2025 to 3.97% for the six months ended June 30, 2026.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Six months ended June 30,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$2,136,121	$56,974	5.38%	$2,051,918	$53,137	5.22%
Commercial, financial, and agriculture(2)	2,314,988	69,695	6.07	2,189,980	68,516	6.31
Installment loans to individuals(2),(3)	43,222	1,586	7.40	55,125	1,853	6.78
Total loans	4,494,331	128,255	5.75	4,297,023	123,506	5.80
Securities:
Taxable	1,341,493	26,049	3.92	1,367,994	29,292	4.32
Tax-exempt(4)	158,416	2,605	3.32	131,348	1,817	2.79
Total securities	1,499,909	28,654	3.85	1,499,342	31,109	4.18
Deposits in depository institutions	142,608	2,618	3.70	155,820	3,446	4.46
Total interest-earning assets	6,136,848	159,527	5.24	5,952,185	158,061	5.36
Cash and due from banks	101,046			96,508
Bank premises and equipment, net	68,676			69,907
Goodwill and intangible assets, net	157,348			159,438
Other assets	286,606			299,017
Less: Allowance for credit losses	(19,767)			(21,500)
Total assets	$6,730,757			$6,555,555

Liabilities
Interest-bearing demand deposits	$1,325,285	$5,558	0.85%	$1,339,633	$6,629	1.00%
Savings deposits	1,268,047	4,798	0.76	1,242,470	4,573	0.74
Time deposits(2)	1,308,600	19,324	2.98	1,274,536	22,142	3.50
Customer repurchase agreements	380,796	5,803	3.07	346,666	6,476	3.77
FHLB advances	150,000	3,120	4.19	150,000	3,120	4.19
Total interest-bearing liabilities	4,432,728	38,603	1.76	4,353,305	42,940	1.99
Noninterest-bearing demand deposits	1,395,387			1,349,998
Other liabilities	88,899			100,872
Stockholders’ equity	813,743			751,380
Total liabilities and stockholders’ equity	$6,730,757			$6,555,555
Net interest income		$120,924			$115,121
Net yield on earning assets			3.97%			3.90%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2026	2025
	Loan fees, net	$(53)	$207

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2026	2025
	Residential real estate	$111	$79
	Commercial, financial and agriculture	969	1,206
	Installment loans to individuals	4	4
	Time deposits	4	10
		$1,088	$1,299

(3)	Includes the Company’s consumer loan category.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Six months ended June 30, 2026 vs. 2025
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$2,181	$1,656	$3,837
Commercial, financial, and agriculture	3,911	(2,732)	1,179
Installment loans to individuals	(400)	133	(267)
Total loans	5,692	(943)	4,749
Securities:
Taxable	(567)	(2,676)	(3,243)
Tax-exempt(1)	374	414	788
Total securities	(193)	(2,262)	(2,455)
Deposits in depository institutions	(292)	(536)	(828)
Total interest-earning assets	$5,207	$(3,741)	$1,466
Interest-bearing liabilities:
Interest-bearing demand deposits	$(71)	$(1,000)	$(1,071)
Savings deposits	94	131	225
Time deposits	592	(3,410)	(2,818)
Customer repurchase agreements	638	(1,311)	(673)
FHLB advances	—	—	—
Total interest-bearing liabilities	$1,253	$(5,590)	$(4,337)
Net Interest Income	$3,954	$1,849	$5,803
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended June 30, 2026 vs. 2025

The Company’s net interest income increased approximately $1.8 million, or 3.11%, from $58.9 million during the second quarter of 2025 to $60.8 million during the second quarter of 2026. The Company’s tax equivalent net interest income increased approximately $1.9 million from $59.1 million for the second quarter of 2025 to $61.0 million for the second quarter of 2026 (see Non-GAAP section). Net interest income increased by $2.8 million due to an increase in average loan balances ($191.2 million) and increased $2.5 million due to a decrease in the cost of interest-bearing liabilities (21 basis points).

These increases were partially offset by a lower yield earned on investment securities (37 basis points) and a decrease in average investment security balances ($62.6 million) which decreased net interest income by $1.2 million and $0.8 million, respectively. Additionally, an increase in average balance of interest-bearing liabilities ($74.7 million) decreased net interest income by $0.5 million and a lower yield earned on loans (4 basis points) decreased net interest income by $0.5 million. The Company’s reported net interest margin increased from 3.95% for the second quarter of 2025 to 3.97% for the second quarter of 2026.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Three months ended June 30,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$2,138,621	$28,665	5.38%	$2,068,082	$27,015	5.24%
Commercial, financial, and agriculture(2)	2,316,904	35,138	6.08	2,184,357	34,640	6.36
Installment loans to individuals(2),(3)	41,519	781	7.54	53,426	935	7.02
Total loans	4,497,044	64,584	5.76	4,305,865	62,590	5.83
Securities:
Taxable	1,325,318	12,920	3.91	1,416,770	15,347	4.34
Tax-exempt(4)	157,007	1,305	3.33	128,165	902	2.82
Total securities	1,482,325	14,225	3.85	1,544,935	16,249	4.22
Deposits in depository institutions	181,432	1,676	3.71	147,662	1,644	4.47
Total interest-earning assets	6,160,801	80,485	5.24	5,998,462	80,483	5.38
Cash and due from banks	105,656			94,199
Bank premises and equipment, net	68,421			69,523
Goodwill and intangible assets, net	157,083			159,164
Other assets	289,904			295,632
Less: Allowance for credit losses	(19,797)			(21,459)
Total assets	$6,762,068			$6,595,521

Liabilities
Interest-bearing demand deposits	$1,324,095	$2,784	0.84%	$1,343,532	$3,332	0.99%
Savings deposits	1,282,409	2,456	0.77	1,247,766	2,302	0.74
Time deposits(2)	1,309,954	9,683	2.96	1,283,806	10,858	3.39
Customer repurchase agreements	392,974	2,959	3.02	359,626	3,307	3.69
FHLB advances	150,000	1,569	4.20	150,000	1,568	4.19
Total interest-bearing liabilities	4,459,432	19,451	1.75	4,384,730	21,367	1.95
Noninterest-bearing demand deposits	1,410,471			1,363,481
Other liabilities	89,801			97,480
Shareholders’ equity	802,364			749,830
Total liabilities and shareholders’ equity	$6,762,068			$6,595,521
Net interest income		$61,034			$59,116
Net yield on earning assets			3.97%			3.95%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2026	2025
	Loan fees, net	$(106)	$6

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2026	2025
	Residential real estate	$46	$57
	Commercial, financial and agriculture	529	676
	Installment loans to individuals	1	—
	Time deposits	2	3
		$578	$736

(3)	Includes the Company’s consumer loan category.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended June 30, 2026 vs. 2025
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$921	$729	$1,650
Commercial, financial, and agriculture	2,102	(1,604)	498
Installment loans to individuals	(208)	54	(154)
Total loans	2,815	(821)	1,994
Securities:
Taxable	(991)	(1,436)	(2,427)
Tax-exempt(1)	203	200	403
Total securities	(788)	(1,236)	(2,024)
Deposits in depository institutions	376	(344)	32
Total interest-earning assets	$2,403	$(2,401)	$2
Interest-bearing liabilities:
Interest-bearing demand deposits	$(48)	$(500)	$(548)
Savings deposits	64	90	154
Time deposits	221	(1,396)	(1,175)
Customer repurchase agreements	307	(655)	(348)
FHLB advances	—	1	1
Total interest-bearing liabilities	$544	$(2,460)	$(1,916)
Net Interest Income	$1,859	$59	$1,918
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net interest income ("GAAP")	$60,759	$58,924	120,376	114,739
Taxable equivalent adjustment	275	192	548	382
Net interest income, fully taxable equivalent	$61,034	$59,116	$120,924	$115,121

Equity to assets ("GAAP")	11.94%	11.58%
Effect of goodwill and other intangibles, net	(2.09)	(2.18)
Tangible common equity to tangible assets	9.85%	9.40%

The following table presents estimated uninsured deposits by type as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Noninterest-Bearing Demand Deposits	16%	16%

Interest-Bearing Deposits
Demand Deposits	13%	14%
Savings Deposits	12%	13%
Time Deposits	17%	17%
Total Uninsured Deposits	15%	15%

The amounts listed above represent management's best estimate as of the respective period shown of uninsured deposits (either with balances above $250,000 or not collateralized by investment securities).

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025
Commercial and industrial	$454,122	$453,975	$409,317

1-4 Family	223,301	210,232	199,400
Hotels	396,079	398,608	380,496
Multi-family	231,946	237,424	221,970
Non Residential Non-Owner Occupied	765,358	767,580	740,104
Non Residential Owner Occupied	253,471	253,398	236,935
Commercial real estate	1,870,155	1,867,242	1,778,905

Residential real estate	1,906,534	1,910,060	1,884,449
Home equity	231,057	224,701	207,906
Consumer	39,906	47,353	52,795
Total loans	$4,501,774	$4,503,331	$4,333,372

Loan balances decreased $1.6 million from December 31, 2025 to June 30, 2026.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $0.1 million from December 31, 2025 to June 30, 2026.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are made to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $2.9 million from December 31, 2025 to June 30, 2026. At June 30, 2026, $43.4 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans increased $13.1 million from December 31, 2025 to June 30, 2026. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $223.3 million as of June 30, 2026. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans decreased $2.5 million from December 31, 2025 to June 30, 2026. The Hotel portfolio is comprised of all lodging establishments and totaled $396.1 million as of June 30, 2026. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $5.5 million from December 31, 2025 to June 30, 2026. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $231.9 million as of June 30, 2026. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $765.4 million at June 30, 2026 and decreased $2.2 million from December 31, 2025 to June 30, 2026.

◦Nonresidential owner-occupied commercial real estate totaled $253.5 million at June 30, 2026 and increased $0.1 million from December 31, 2025. Risk characteristics relate to levels of consumer spending and overall economic conditions.

The following table presents information regarding the various sectors within the Company's commercial loan portfolio as of June 30, 2026:

Commercial Loan Information		% of Total	Average	Average
Sector	Total	Loans	DSC	LTV

Natural Gas Extraction	$41,928	0.94%	3.60	NA
Natural Gas Distribution	17,753	0.40%	3.08	NA
Masonry Contractors	16,365	0.37%	1.04	100%
Sheet Metal Work Manufacturing	26,507	0.59%	1.40	68%
Beer & Ale Merchant Wholesalers	24,653	0.55%	1.59	NA
Gasoline Stations with Convenience Stores	47,505	1.06%	2.02	65%
Lessors of Residential Buildings & Dwellings	510,911	11.40%	1.56	66%
1-4 Family	195,204	4.36%	1.82	63%
Multi-Family	205,114	4.58%	1.76	68%
Lessors of Nonresidential Buildings	607,556	13.56%	1.33	65%
Office Buildings	159,241	3.55%	1.65	62%
Lessors of Mini-Warehouses & Self-Storage Units	55,190	1.23%	1.44	64%
Assisted Living Facilities	24,998	0.56%	1.58	41%
Hotels & Motels	396,475	8.85%	1.75	58%

	Average	Median
	Balance	Balance
Commercial, Financial & Agriculture Loans	$508	$107
Commercial Real Estate Loans	576	136

Residential real estate loans decreased $3.5 million from December 31, 2025 to June 30, 2026. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family five- and seven-year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are generally sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At June 30, 2026, $11.1 million of the residential real estate loans were for properties under construction.

Home equity loans increased by $6.4 million during the first six months of 2026. The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased by $7.4 million during the first six months of 2026.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a provision of credit losses of $0.4 million in the second quarter of 2026 compared to a $1.9 million recovery of credit losses recorded in the second quarter of 2025.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of June 30, 2026 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of June 30,		As of December 31,
	2026	2025	2025
Commercial and industrial	$3,307	$3,010	$3,083

1-4 Family	1,522	1,390	1,426
Hotels	1,940	2,134	2,009
Multi-family	1,641	1,418	1,238
Non Residential Non-Owner Occupied	2,870	3,130	3,102
Non Residential Owner Occupied	1,832	1,754	1,777
Commercial real estate	9,805	9,826	9,552

Residential real estate	5,927	5,446	5,909
Home equity	621	548	608
Consumer	179	271	177
Allowance for Credit Losses	$19,839	$19,101	$19,329

Loans outstanding	$4,501,774	$4,333,372	$4,503,331
Allowance as a percent of loans outstanding	0.44%	0.44%	0.43%
Allowance as a percent of non-performing loans	196.4%	135.8%	138.9%

	Six months ended June 30,		For year ended December 31,
	2026	2025	2025
Average loans outstanding	$4,494,331	$4,297,023	$4,354,704
Net (recoveries) charge-offs (annualized) as a percent of average loans outstanding	0.02%	0.01%	0.02%

The Allowance for Credit Losses increased slightly from $19.3 million at December 31, 2025 to $19.8 million at June 30, 2026. The Company recorded a provision for credit losses of $0.4 million in the second quarter of 2026, compared to a recovery of credit losses of $1.9 million for the comparable period in 2025, and a provision for credit losses of $0.6 million for the first quarter of 2026. The provision for credit losses in the second quarter of 2026 was primarily related to the downgrade of a commercial real estate loan and a marginal increase in the historical loss rate for commercial and industrial loans during the quarter ended June 30, 2026, which were partially offset by net recoveries of $0.2 million during the quarter ended June 30, 2026.

	As of June 30,		As of December 31,
	2026	2025	2025
Nonaccrual Loans
Residential real estate	$3,186	$3,602	$4,497
Home equity	132	283	308
Commercial and industrial	377	600	557
Commercial real estate	6,322	9,515	8,448
Total nonaccrual loans	10,017	14,000	13,810
Accruing loans past due 90 days or more	82	63	109
Total non-performing loans	10,099	14,063	13,919
Other real estate owned	495	185	482
Total non-performing assets	$10,594	$14,248	$14,401

Non-performing assets as a percent of loans and other real estate owned	0.24%	0.33%	0.32%

Past Due Loans
Residential real estate	$7,282	$6,497	$6,461
Home equity	711	788	772
Commercial and industrial	—	—	279
Commercial real estate	532	202	291
Consumer	119	163	308
Allowance for Credit Losses	$8,644	$7,650	$8,111

Total past due loans as a percent of loans outstanding	0.19%	0.18%	0.18%

Non-Interest Income and Non-Interest Expense

Six months ended June 30, 2026 vs. 2025
(in millions, except percentages)

	Six months ended June 30,
	2026	2025	$ Change	% Change
Non-interest income, excluding net investment securities gains (losses)	$40.7	$38.7	2.0	5.2
Non-interest income as a percent of total revenue	25.3%	25.1%

Non-interest expense	$79.5	$77.1	2.4	3.2
Efficiency ratio	48.6%	49.4%

Non-Interest Income: Non-interest income was $40.8 million for the six months ended June 30, 2026, as compared to $38.6 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company reported $0.1 million of unrealized fair value gains on the Company's equity securities compared to $0.2 million of realized investment gains and $0.3 million of unrealized fair value losses on the Company's equity securities during the six months ended June 30, 2025.

Excluding net investment securities gains and losses, non-interest income increased from $38.7 million for the six months ended June 30, 2025 to $40.7 million for the six months ended June 30, 2026. The increase was largely attributable to an increase in wealth and investment management fee income of $0.9 million (14.4%), an increase in services charges of $0.6 million (4.3%), and an increase in bankcard revenue of $0.4 million (2.8%).

Non-Interest Expense: Non-interest expenses increased $2.4 million (3.2%), from $77.1 million in the first six months of 2025 to $79.5 million in the first six months of 2026 primarily due to an increase in salaries and employee benefits ($1.4 million), other tax related matters ($0.5 million), and equipment and software related expenses ($0.4 million).

Income Tax Expense: The Company’s effective income tax rate for the six months ended June 30, 2026 was 19.3% compared to 18.4% for the six months ended June 30, 2025.

Non-Interest Income and Non-Interest Expense

Three months ended June 30, 2026 vs. 2025
(in millions, except percentages)

	Three months ended June 30,
	2026	2025	$ Change	% Change
Non-interest income, excluding net investment securities gains (losses)	$20.7	$19.6	1.1	5.6
Non-interest income as a percent of total revenue	25.4%	24.7%

Non-interest expense	$39.8	$39.2	0.6	1.5
Efficiency ratio	48.1%	49.0%

Non-Interest Income: Non-interest income increased $1.2 million from $19.5 million in the second quarter of 2025 to $20.7 million in the second quarter of 2026. During the second quarter of 2026, the Company reported $0.1 million of unrealized fair value gains on the Company's equity securities as compared to $0.2 million of realized investment gains and $0.3 million of unrealized fair value losses on the Company's equity securities during the second quarter of 2025.

Exclusive of these items, non-interest income increased $1.1 million from $19.6 million for the second quarter of 2025 to $20.7 million for the second quarter of 2026. This increase was due to an increase of $0.4 million, or 14.4% in wealth and investment fee income, an increase of $0.4 million, or 5.2%, in service charges, and a $0.3 million, or 4.4%, increase in bankcard revenue.

Non-Interest Expense: Non-interest expenses increased $0.6 million, or 1.5%, from $39.2 million in the second quarter of 2025 to $39.8 million in the second quarter of 2026. This increase was largely due to an increase in salaries and employee benefit expenses ($0.5 million) and equipment and software related expenses ($0.2 million).

Income Tax Expense: The Company's effective income tax rate for the three months ended June 30, 2026 and June 30, 2025 was 19.4%, and 18.9%, respectively.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
June 30, 2026
+300	6.75%	0.4%
+200	5.75	2.7
+100	4.75	3.0
-100	2.75	(2.1)
-200	1.75	(6.2)
-300	0.75	(12.4)

December 31, 2025
+300	6.75%	0.2%
+200	5.75	2.6
+100	4.75	3.1
-100	2.75	(1.6)
-200	1.75	(4.8)
-300	0.75	(10.0)

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

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At June 30, 2026, City National could pay dividends up to $83.0 million plus net profits for the remainder of 2026, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $48.9 million on an annualized basis over the next 12 months based on common shares outstanding at June 30, 2026.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $2.5 million of additional cash over the next 12 months. As of June 30, 2026, City Holding reported a cash balance of $86.4 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

As illustrated in the consolidated statements of cash flows, the Company generated $70.7 million of cash from operating activities during the first six months of 2026, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company generated $19.0 million of cash in investing activities during the first six months of 2026, primarily due to proceeds from maturities and calls on investment securities of $117.8 million which was partially offset by $97.4 million in purchases of available for sale securities. The Company utilized $14.4 million of cash in financing activities during the first six months of 2026 due to purchases of treasury stock of $38.1 million and dividends paid of $24.9 million. The cash utilized for financing activities was partially offset by a net increase in interest-bearing deposits of $31.1 million, an increase in customer repurchase agreements of $9.9 million, and a net increase in non-interest bearing deposits of $8.1 million.

City National has borrowing facilities with the Federal Reserve Bank and the Federal Home Loan Bank that can be accessed as necessary to fund operations and to provide contingency funding. These borrowing facilities are collateralized by various loans held on City National’s balance sheet. As of June 30, 2026, City National had the capacity to borrow an additional $1.8 billion from these existing borrowing facilities. In addition, approximately $715 million of City National’s investment securities were pledged to collateralize customer repurchase agreements and various deposit accounts, leaving approximately $791 million of City National’s investment securities unpledged at June 30, 2026. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

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

With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 66.2% as of June 30, 2026 and deposit balances fund 78.8% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.5 billion at June 30, 2026, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $527.6 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 59.5% of the Company’s total assets. As interest rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher yielding deposit products, such as money market accounts or time deposits.

Capital Resources

Shareholders' equity decreased $0.7 million for the six months ended June 30, 2026, primarily due to the repurchase of 321,173 common shares at a weighted average price of $118.65 per share ($38.1 million) as part of a one million share repurchase plans authorized by the Board of Directors in January 2024 and March 2026 and cash dividends declared of $24.6 million. These decreases were partially offset by net income of $65.0 million.

The Company continues to be strongly capitalized with tangible equity of $652 million at June 30, 2026. The Company’s tangible equity ratio remained at 9.9% at both December 31, 2025 and June 30, 2026. Additionally, average equity to average assets was at 11.9% and 12.0% at December 31, 2025 and June 30, 2026, respectively.

The Basel III Capital Rules require City Holding and City National to maintain minimum Common Equity Tier 1 (CET 1), Tier 1 and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET 1 capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The

Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company.

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer are illustrated in the following tables (in thousands, except percentages):

June 30, 2026	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$736,703	17.1%	$302,273	7.0%	N/A
City National Bank	646,020	15.0	301,361	7.0	279,835	6.5
Tier I Capital
City Holding Company	736,703	17.1	367,046	8.5	345,455	8.0
City National Bank	646,020	15.0	365,939	8.5	344,413	8.0
Total Capital
City Holding Company	757,074	17.5	453,409	10.5	431,818	10.0
City National Bank	666,391	15.5	452,042	10.5	430,516	10.0
Tier I Leverage Ratio
City Holding Company	736,703	11.0	268,529	4.0	N/A
City National Bank	646,020	9.7	267,788	4.0	334,735	5.0

December 31, 2025	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$730,153	16.9%	$301,848	7.0%	N/A
City National Bank	576,928	13.4	300,911	7.0	279,418	6.5
Tier I Capital
City Holding Company	730,453	16.9	366,530	8.5	344,969	8.0
City National Bank	576,928	13.4	365,392	8.5	343,899	8.0
Total Capital
City Holding Company	750,319	17.4	452,772	10.5	431,211	10.0
City National Bank	596,794	13.9	451,367	10.5	429,873	10.0
Tier I Leverage Ratio
City Holding Company	730,453	11.0	266,566	4.0	N/A
City National Bank	576,928	8.7	265,801	4.0	332,252	5.0

1.Ratios reflect required well-capitalized standards under Regulation Y for City Holding Company and the prompt corrective action framework for City National Bank

As of June 30, 2026, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of June 30, 2026, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2026, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in January 2024. The following table sets forth information regarding the Company's common stock repurchases transacted during the quarter ended June 30, 2026.

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
April 1, 2026 - April 30, 2026	300	$119.85	15,302	984,698
May 1, 2026 - May 31, 2026	52,060	122.35	67,362	932,638
June 1, 2026 - June 30, 2026	6,796	123.42	74,158	925,842

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended June 30, 2026, none of our directors or officers informed us of the adoption or modification, or termination of a Rule 10b5-1 trading arrangement as those terms are defined in Regulation S-K, Item 408.

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
3(a)
Amended and Restated Articles of Incorporation of City Holding Company (attached to, and incorporated by reference from City Holding Company's Form 10-Q Quarterly Report for the quarter ending September 30, 2021, filed November 4, 2021 with the Securities and Exchange Commission).

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

10(a)
Amendment to Employment Agreement dated as of April 29, 2026 (attached to, and incorporated by reference from, City Holding Company’s Current Report on Form 8-K filed April 29, 2026, with the Securities and Exchange Commission).

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

City Holding Company
(Registrant)

/s/ Charles R. Hageboeck
Charles R. Hageboeck
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David L. Bumgarner
David L. Bumgarner
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2026