Form 10-Q
period 2026-09-30
CITY HOLDING CO
filed 2026-11-04
CIK 726854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

The registrant had outstanding 14,076,100 shares of common stock as of November 2, 2026.

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

Index
City Holding Company and Subsidiaries

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets
City Holding Company and Subsidiaries
(in thousands, except share amounts)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$128,273	$152,111
Interest-bearing deposits in depository institutions	73,106	39,808
Cash and Cash Equivalents	201,379	191,919

Investment securities available for sale, at fair value (amortized cost $1,631,118 and $1,602,721, net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025, respectively)	1,459,623	1,503,358
Other securities	29,845	29,474
Total Investment Securities	1,489,468	1,532,832

Gross loans	4,550,140	4,503,331
Allowance for credit losses	(19,624)	(19,329)
Net Loans	4,530,516	4,484,002

Bank owned life insurance	126,829	124,370
Premises and equipment, net	67,046	69,133
Accrued interest receivable	22,955	20,718
Deferred tax assets, net	46,891	30,005
Goodwill and other intangible assets, net	156,407	157,871
Other assets	144,760	111,168
Total Assets	$6,786,251	$6,722,018

Liabilities
Deposits:
Noninterest-bearing	$1,455,426	$1,413,621
Interest-bearing:
Demand deposits	1,322,389	1,339,435
Savings deposits	1,294,202	1,244,571
Time deposits	1,286,123	1,303,361
Total Deposits	5,358,140	5,300,988

Customer repurchase agreements	367,385	367,674
FHLB advances	150,000	150,000
Other liabilities	129,112	93,676
Total Liabilities	6,004,637	5,912,338

Commitments and contingencies - see Note I

Shareholders’ Equity
Preferred stock, par value $25 per share: 500,000 shares authorized; none issued	—	—
Common stock, par value $2.50 per share: 50,000,000 shares authorized; 19,047,548 shares issued at September 30, 2026 and December 31, 2025, less 4,971,448 and 4,995,538 shares in treasury, respectively	47,619	47,619
Capital surplus	172,904	174,598
Retained earnings	995,956	935,046
Treasury Stock	(303,830)	(270,967)
Accumulated other comprehensive loss:
Unrealized loss on securities available-for-sale	(130,649)	(75,741)
Underfunded pension liability	(386)	(875)
Total Accumulated Other Comprehensive Loss	(131,035)	(76,616)
Total Shareholders’ Equity	781,614	809,680
Total Liabilities and Shareholders’ Equity	$6,786,251	$6,722,018
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands, except earnings per share data)

Interest Income	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Interest and fees on loans	$66,155	$64,606	$194,410	$188,111
Interest and dividends on investment securities:
Taxable	13,516	15,947	39,565	45,239
Tax-exempt	1,005	708	3,063	2,144
Interest on deposits in depository institutions	1,241	829	3,859	4,275
Total Interest Income	81,917	82,090	240,897	239,769

Interest Expense
Interest on deposits	14,993	16,201	44,673	49,545
Interest on customer repurchase agreements	2,734	3,196	8,537	9,672
Interest on FHLB advances	1,585	1,586	4,706	4,706
Total Interest Expense	19,312	20,983	57,916	63,923
Net Interest Income	62,605	61,107	182,981	175,846
(Recovery of) Provision for credit losses	(108)	(528)	941	(2,315)
Net Interest Income After (Recovery of) Provision for Credit Losses	62,713	61,635	182,040	178,161

Non-Interest Income
Gains on sale of investment securities, net	—	37	—	187
Unrealized gains (losses) recognized on equity securities still held, net	78	96	143	(172)
Service charges	8,715	8,221	24,423	23,284
Bankcard revenue	7,425	7,324	21,862	21,364
Wealth and investment management fee income	3,398	3,075	10,166	8,993
Bank owned life insurance	969	919	2,834	3,014
Other income	846	851	2,767	2,474
Total Non-Interest Income	21,431	20,523	62,195	59,144

Non-Interest Expense
Salaries and employee benefits	20,920	19,779	61,558	58,968
Occupancy related expense	2,530	2,340	7,590	7,238
Equipment and software related expense	3,620	3,618	11,031	10,642
Bankcard expenses	2,380	2,191	6,645	6,609
Other tax-related matters	2,313	2,104	7,432	6,693
Advertising	1,070	668	2,970	2,505
FDIC insurance expense	777	761	2,354	2,293
Legal and professional fees	538	549	1,703	1,782
Other expenses	6,769	6,302	19,143	18,651
Total Non-Interest Expense	40,917	38,312	120,426	115,381
Income Before Income Taxes	43,227	43,846	123,809	121,924
Income tax expense	8,618	8,658	24,167	23,007
Net Income Available to Common Shareholders	$34,609	$35,188	$99,642	$98,917

Basic earnings per common share	$2.44	$2.41	$6.99	$6.76
Diluted earnings per common share	$2.43	$2.41	$6.98	$6.75
To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income available to common shareholders	$34,609	$35,188	$99,642	$98,917

Available-for-Sale Securities
Unrealized (losses) gains on available-for-sale securities arising during the period	(64,908)	14,761	(72,133)	41,314
Reclassification adjustment for net (gains)	—	(37)	—	(187)
Other comprehensive (loss) income related to available-for-sale securities	(64,908)	14,724	(72,133)	41,127

Defined Benefit Pension Plan
Net gain arising during period	327	—	327	—
Reclassification adjustment for amortization of actuarial net gains in net periodic pension cost	88	—	88	—
Extraordinary Charges Recognition	228	—	228	—
Change in underfunded pension liability	643	—	643	—

Other comprehensive (loss) income before income taxes	(64,265)	14,724	(71,490)	41,127
Tax effect	15,346	(3,453)	17,071	(9,635)
Other comprehensive (loss) income, net of tax	(48,919)	11,271	(54,419)	31,492

Comprehensive (Loss) Income, Net of Tax	$(14,310)	$46,459	$45,223	$130,409

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Three Months Ended September 30, 2026 and 2025
(in thousands, except per share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at June 30, 2025	$47,619	$172,853	$893,422	$(254,181)	$(95,498)	$764,215
Net income	—	—	35,188	—	—	35,188
Other comprehensive income, net of tax	—	—	—	—	11,271	11,271
Cash dividends declared ($0.87 per share)	—	—	(12,639)	—	—	(12,639)
Stock-based compensation expense	—	908	—	—	—	908
Restricted awards granted	$—	$(28)	$—	$28	$—	$—
Balance at September 30, 2025	$47,619	$173,733	$915,971	$(254,153)	$(84,227)	$798,943

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at June 30, 2026	$47,619	$174,805	$975,454	$(306,813)	$(82,116)	$808,949
Net income	—	—	34,609	—	—	34,609
Other comprehensive (loss), net of tax	—	—	—	—	(48,919)	(48,919)
Cash dividends declared ($1.00 per share)	—	—	(14,107)	—	—	(14,107)
Stock-based compensation expense	—	1,082	—	—	—	1,082
Restricted awards granted	—	(2,983)	—	2,983	—	—
Balance at September 30, 2026	$47,619	$172,904	$995,956	$(303,830)	$(131,035)	$781,614

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
City Holding Company and Subsidiaries
Nine Months Ended September 30, 2026 and 2025
(in thousands, except per share amounts)

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2024	$47,619	$176,506	$852,757	$(230,499)	$(115,719)	730,664
Net income	—	—	98,917	—	—	98,917
Other comprehensive income, net of tax	—	—	—	—	31,492	31,492
Cash dividends declared ($2.45 per share)	—	53	(35,703)	—	—	(35,650)
Stock-based compensation expense	—	2,413	—	—	—	2,413
Restricted awards granted	—	(5,239)	—	5,239	—	—
Purchase of 255 treasury shares	—	—	—	(28,893)	—	(28,893)
Balance at September 30, 2025	$47,619	$173,733	$915,971	$(254,153)	$(84,227)	$798,943

	Common Stock	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance at December 31, 2025	$47,619	$174,598	$935,046	$(270,967)	$(76,616)	$809,680
Net income	—	—	99,642	—	—	99,642
Other comprehensive (loss), net of tax	—	—	—	—	(54,419)	(54,419)
Cash dividends declared ($2.74 per share)	—	—	(38,732)	—	—	(38,732)
Stock-based compensation expense	—	3,580	—	—	—	3,580
Restricted awards granted	—	(5,274)	—	5,274	—	—
Purchase of 321 treasury shares	—	—	—	(38,137)	—	(38,137)
Balance at September 30, 2026	$47,619	$172,904	$995,956	$(303,830)	$(131,035)	$781,614

To be read with the attached notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Unaudited)
City Holding Company and Subsidiaries
(in thousands)

	Nine months ended September 30,
	2026	2025
Net income	$99,642	$98,917
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization, net	3,613	5,520
Provision for (recovery of) credit losses	941	(2,315)
Depreciation of premises and equipment	3,383	3,144
Deferred income tax expense	92	(158)
Net periodic pension benefit	(77)	(72)
Unrealized and realized investment securities (gains) losses, net	(143)	(15)
Stock-compensation expense	3,580	2,413
Excess tax expense from stock-compensation	320	473
Increase in value of bank-owned life insurance	(2,413)	(3,014)
Loans held for sale
Loans originated for sale	(11,881)	(13,114)
Proceeds from the sale of loans originated for sale	12,630	12,369
Gain on sale of loans	(206)	(227)
Change in accrued interest receivable	(2,237)	(1,240)
Change in other assets	(9,335)	(10,412)
Change in other liabilities	8,545	4,944
Net Cash Provided by Operating Activities	106,454	97,213

Net increase in loans	(46,387)	(134,514)
Securities available-for-sale
Purchases	(210,458)	(267,857)
Proceeds from sales of securities available-for-sale	—	66,800
Proceeds from maturities and calls	183,579	156,890
Other investments
Purchases	(341)	(282)
Proceeds from sales	113	35
Purchases of premises and equipment	(2,246)	(2,181)
Proceeds from the disposals of premises and equipment	950	37
Payments for low income housing tax credits	(3,251)	(8,645)
Net Cash (Utilized For) Investing Activities	(78,041)	(189,717)

Net increase in non-interest-bearing deposits	41,805	32,864
Net increase in interest-bearing deposits	15,353	80,591
Net (decrease) increase in customer repurchase agreements	(289)	43,357
Purchases of treasury stock	(38,137)	(28,893)
Lease payments	(530)	(556)
Dividends paid	(37,155)	(34,654)
Net Cash (Utilized For) Provided By Financing Activities	(18,953)	92,709
Increase in Cash and Cash Equivalents	9,460	205
Cash and cash equivalents at beginning of period	191,919	225,389
Cash and Cash Equivalents at End of Period	$201,379	$225,594

Supplemental Cash Flow Information:
Cash paid for interest	$58,284	$64,871
Cash paid for income taxes	17,764	22,804
To be read with the attached notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026

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

The accompanying consolidated financial statements, which are unaudited, include all of the accounts of City Holding and its wholly-owned subsidiaries (collectively, the "Company"). All material intercompany transactions have been eliminated. The consolidated financial statements include all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations and financial condition for each of the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results of operations that can be expected for the year ending December 31, 2026. The Company’s accounting and reporting policies conform with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on total shareholders’ equity or net income for any period.

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

Note B -        Recent Accounting Pronouncements

Recently Adopted

In July 2025, the FASB issued ASU No. 2025-05, "Measurement of Credit Losses for Accounts Receivable and Contract Assets." The amendment relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The ASU does not apply to other types of accounts receivable and loans. This ASU became effective for the Company on March 31, 2026. The adoption of ASU No. 2025-05 did not have a material impact on the Company's financial statements as the Company is not currently engaged in a business combination as of September 30, 2026.

In November 2025, the FASB issued ASU No. 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans." The amendment simplifies accounting for acquired loans under CECL by expanding use of the gross-up method to a new category of purchased seasoned loans (PSLs). PSLs are acquired loans purchased more than 90 days after origination or acquired in a business combination. For PSLs, an allowance for credit loss is to be recorded at acquisition with an equal increase to amortized cost and remove credit loss expense on acquisition date. The ASU does not apply to credit cards, Topic 606 trade receivables, and debt securities. The Company elected to early adopt ASU as of December 31, 2025. The adoption of ASU No. 2025-08 did not have a material impact to the Company's financial statements as the Company is not currently engaged in a business combination as of September 30, 2026.

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

The accounting policies of the community banking segment are the same as those for the Company described in Note A. In accordance with ASC Topic 280, the Company has concluded that consolidated net income is the measure of segment profit or loss that is required to be reported because it is the measure determined in accordance with measurement principles that are most consistent with US GAAP. As the Company only has one reportable segment, total segment net income and total segment assets are equivalent to the results disclosed in the accompanying Consolidated Statements of Income (reported as "Net Income Available to Common Shareholders") and Consolidated Balance Sheets (reported as "Total Assets"), respectively.

Note D -     Investments

The aggregate carrying and approximate fair values of investment securities follow (in thousands).  Fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable financial instruments.

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Obligations of states and
political subdivisions	$183,806	$12	$21,818	$162,000	$189,276	$538	$10,090	$179,724
Mortgage-backed securities:
U.S. government agencies	1,421,050	32	149,066	1,272,016	1,387,057	7,836	97,104	1,297,789
Private label	5,052	—	92	4,960	5,068	—	36	5,032
Trust preferred securities	4,619	—	91	4,528	4,612	—	188	4,424
Corporate securities	16,591	222	694	16,119	16,708	172	491	16,389
Total Securities Available-for-Sale	$1,631,118	$266	$171,761	$1,459,623	$1,602,721	$8,546	$107,909	$1,503,358

The Company's other investment securities include marketable equity securities and non-marketable equity securities held for investment. At September 30, 2026 and December 31, 2025, the Company held $5.7 million and $5.6 million, respectively, in marketable equity securities. Changes in the fair value of the marketable equity securities are recorded in "unrealized losses recognized on equity securities still held, net" in the Consolidated Statements of Income. The Company's non-marketable securities consist of securities with limited marketability, such as stock in the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank ("FHLB"). At September 30, 2026 and December 31, 2025, the Company held $24.1 million and $23.9 million, respectively, in non-marketable equity securities. These securities are carried at cost due to the restrictions placed on their transferability.

The majority of the Company's investment securities are mortgage-backed. These securities are collateralized by both residential and commercial properties. The mortgage-backed securities in which the Company has invested are predominantly issued by government-sponsored agencies such as Fannie Mae, Freddie Mac, and Ginnie Mae. At September 30, 2026 and December 31, 2025, there were no securities of any non-governmental issuer whose aggregate carrying value or estimated fair value exceeded 10% of shareholders' equity.

Certain investment securities owned by the Company were in an unrealized loss position (i.e., amortized cost basis exceeded the estimated fair value of the securities) as of September 30, 2026 and December 31, 2025.  The following table shows the gross unrealized losses and fair value of the Company’s investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2026
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$47,167	$4,490	$113,973	$17,328	$161,140	$21,818
Mortgage-backed securities:
U.S. Government agencies	551,449	20,597	695,628	128,469	1,247,077	149,066
Private label	—	—	4,960	92	4,960	92
Trust preferred securities	—	—	4,528	91	4,528	91
Corporate securities	—	—	14,205	694	14,205	694
Total available-for-sale	$598,616	$25,087	$833,294	$146,674	$1,431,910	$171,761

	December 31, 2025
	Less Than Twelve Months		Twelve Months or Greater		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Securities available-for-sale:
Obligations of states and political subdivisions	$4,746	$29	$129,347	$10,061	$134,093	$10,090
Mortgage-backed securities:
U.S. Government agencies	48,555	140	803,686	96,964	852,241	97,104
Private label	—	—	5,032	36	5,032	36
Trust preferred securities	4,424	188	—	—	4,424	188
Corporate securities	—	—	14,559	491	14,559	491
Total available-for-sale	$57,725	$357	$952,624	$107,552	$1,010,349	$107,909

As of September 30, 2026, management does not intend to sell any impaired security, and it is not more likely than not that it will be required to sell any impaired security before the recovery of its amortized cost basis. The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread fluctuations on agency-issued mortgage-related securities, general financial market uncertainty and market volatility. These conditions should not prohibit the Company from receiving its contractual principal and interest payments on its debt securities. The fair value is expected to recover as the securities approach their maturity date or repricing date. Due to the previously mentioned factors, as of September 30, 2026, management believes the unrealized losses detailed in the table above are temporary and therefore no allowance for credit losses has been recognized on the Company’s securities..

The amortized cost and estimated fair value of debt securities at September 30, 2026, by contractual maturity, is shown in the following table (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.  Mortgage-backed securities have been allocated to their respective maturity groupings based on their contractual maturity.

	Amortized Cost	Estimated Fair Value
Available-for-Sale Debt Securities
Due in one year or less	$4,224	$4,199
Due after one year through five years	123,047	116,965
Due after five years through ten years	305,436	280,387
Due after ten years	1,198,411	1,058,072
Total	$1,631,118	$1,459,623

Proceeds from sales, gross gains and gross losses recognized by the Company from investment security transactions are summarized in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Proceeds on sales of available for sale securities	$—	$51,918	$—	$66,800

Gross realized gains on available for sale securities sold	$—	$319	$—	$556
Gross realized losses on available for sale securities sold	—	(282)	—	(369)
Net realized available for sale securities gains (losses)	$—	$37	$—	$187

Gross unrealized gains recognized on equity securities still held	$158	$96	$230	$119
Gross unrealized losses recognized on equity securities still held	(80)	—	(87)	(291)
Net unrealized (losses) gains recognized on equity securities still held	$78	$96	$143	$(172)

The carrying value of securities pledged to secure public deposits and for other purposes as required or permitted by law approximated $688 million and $716 million at September 30, 2026 and December 31, 2025, respectively.

Note E -        Loans

The following table summarizes the Company’s major classifications for loans (in thousands):

	September 30, 2026	December 31, 2025
Commercial and industrial	$474,251	$453,975

1-4 Family	226,367	210,232
Hotels	403,794	398,608
Multi-family	230,172	237,424
Non Residential Non-Owner Occupied	772,072	767,580
Non Residential Owner Occupied	250,683	253,398
Commercial real estate	1,883,088	1,867,242

Residential real estate	1,915,322	1,910,060
Home equity	239,264	224,701
Consumer	38,215	47,353
Gross loans	4,550,140	4,503,331
Allowance for credit losses	(19,624)	(19,329)
Net loans	$4,530,516	$4,484,002

Construction loans included in:
Commercial real estate	$46,948	$35,781
Residential real estate	12,753	9,907

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

Note F -      Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses, by portfolio loan classification, for the three and nine months ended September 30, 2026 and 2025 (in thousands).  The allocation of a portion of the allowance in one portfolio segment does not preclude its availability to absorb losses in other portfolio segments.

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Nine months ended September 30, 2026
Commercial and industrial	$3,083	$(121)	$80	$572	$3,614

1-4 Family	1,426	(7)	29	(1)	1,447
Hotels	2,009	—	220	(358)	1,871
Multi-family	1,238	—	—	12	1,250
Non Residential Non-Owner Occupied	3,102	—	335	(636)	2,801
Non Residential Owner Occupied	1,777	(850)	100	807	1,834
Commercial real estate	9,552	(857)	684	(176)	9,203

Residential real estate	5,909	(467)	142	426	6,010
Home equity	608	(182)	188	19	633
Consumer	177	(202)	89	100	164
	$19,329	$(1,829)	$1,183	$941	$19,624

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Nine months ended September 30, 2025
Commercial and industrial	$4,541	$(37)	$452	$(2,125)	$2,831

1-4 Family	1,366	(2)	45	16	1,425
Hotels	2,355	(220)	—	(76)	2,059
Multi-family	1,390	—	—	106	1,496
Non Residential Non-Owner Occupied	3,001	—	83	81	3,165
Non Residential Owner Occupied	1,725	—	155	(92)	1,788
Commercial real estate	9,837	(222)	283	35	9,933

Residential real estate	5,731	(209)	85	(11)	5,596
Home equity	643	(153)	164	(218)	436
Consumer	381	(174)	50	4	261
	$21,133	$(795)	$1,034	$(2,315)	$19,057

	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) credit losses	Ending Balance
Three months ended September 30, 2026
Commercial and industrial	$3,307	$(2)	$5	$304	$3,614

1-4 Family	1,522	—	6	(81)	1,447
Hotels	1,940	—	—	(69)	1,871
Multi-family	1,641	—	—	(391)	1,250
Non Residential Non-Owner Occupied	2,870	—	—	(69)	2,801
Non Residential Owner Occupied	1,832	—	—	2	1,834
Commercial real estate	9,805	—	6	(608)	9,203

Residential real estate	5,927	(186)	103	166	6,010
Home equity	621	(74)	26	60	633
Consumer	179	(34)	49	(30)	164
	$19,839	$(296)	$189	$(108)	$19,624

	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for credit losses	Ending Balance
Three months ended September 30, 2025
Commercial and industrial	$3,010	$(7)	$400	$(572)	$2,831

1-4 Family	1,390	(2)	12	25	1,425
Hotels	2,134	—	—	(75)	2,059
Multi-family	1,418	—	—	78	1,496
Non Residential Non-Owner Occupied	3,130	—	35	—	3,165
Non Residential Owner Occupied	1,754	—	155	(121)	1,788
Commercial real estate	9,826	(2)	202	(93)	9,933

Residential real estate	5,446	(160)	35	275	5,596
Home equity	548	(55)	64	(121)	436
Consumer	271	(9)	16	(17)	261
	$19,101	$(233)	$717	$(528)	$19,057

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 90 days still accruing as of September 30, 2026 (in thousands):

	Non-accrual With No	Non-accrual With	Loans Past Due
	Allowance for	Allowance for	Over 90 Days
	Credit Losses	Credit Losses	Still Accruing
Commercial & Industrial	$315	$310	$—

1-4 Family	—	413	—
Hotels	—	—	—
Multi-family	—	—	—
Non Residential Non-Owner Occupied	—	—	—
Non Residential Owner Occupied	4,477	1,950	—
Commercial Real Estate	4,477	2,363	—

Residential Real Estate	—	2,866	128
Home Equity	—	250	4
Consumer	—	—	—
Total	$4,792	$5,789	$132

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

The Company recognized no interest income on non-accrual loans during each of the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026, the Company had one commercial and industrial loan and three owner occupied commercial real estate loans that were considered individually evaluated collateral-dependent loans totaling $4.8 million. The company had one commercial and industrial loan, one hotel loan, and three owner occupied commercial real estate individually evaluated collateral dependent loans recorded at $7.4 million as of December 31, 2025. Changes in the fair value of the collateral for collateral dependent loans are reported as a provision for credit loss or a recovery of credit loss in the period of change.

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

The following tables present the aging of the amortized cost basis in past-due loans as of September 30, 2026 and December 31, 2025 by class of loan (in thousands):

	September 30, 2026
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$104	$—	$—	$104	$473,522	$625	$474,251

1-4 Family	173	65	—	238	225,716	413	226,367
Hotels	—	—	—	—	403,794	—	403,794
Multi-family	—	—	—	—	230,172	—	230,172
Non Residential Non-Owner Occupied	—	—	—	—	772,072	—	772,072
Non Residential Owner Occupied	318	—	—	318	243,938	6,427	250,683
Commercial real estate	491	65	—	556	1,875,692	6,840	1,883,088

Residential real estate	6,222	458	128	6,808	1,905,648	2,866	1,915,322
Home Equity	611	33	—	644	238,370	250	239,264
Consumer	174	3	4	181	38,034	—	38,215
Total	$7,602	$559	$132	$8,293	$4,531,266	$10,581	$4,550,140

	December 31, 2025
	30-59	60-89	90+	Total	Current	Non-	Total
	Past Due	Past Due	Past Due	Past Due	Loans	accrual	Loans
Commercial and industrial	$279	$—	$—	$279	$453,139	$557	$453,975

1-4 Family	7	—	—	7	210,089	136	210,232
Hotels	—	—	—	—	397,186	1,422	398,608
Multi-family	—	—	—	—	237,424	—	237,424
Non Residential Non-Owner Occupied	193	—	—	193	767,153	234	767,580
Non Residential Owner Occupied	91	—	—	91	246,651	6,656	253,398
Commercial real estate	291	—	—	291	1,858,503	8,448	1,867,242

Residential real estate	5,652	700	109	6,461	1,899,102	4,497	1,910,060
Home Equity	715	57	—	772	223,621	308	224,701
Consumer	308	—	—	308	47,045	—	47,353
Total	$7,245	$757	$109	$8,111	$4,481,410	$13,810	$4,503,331

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

The following tables present the amortized cost basis of restructured loans by modification type and loan classification for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	For the nine months ended September 30,
	2026		2025
	Term Extension	Percentage of Total by Loan Classification (1)	Payment Delay(2)	Term Extension	Total	Percentage of Total by Loan Classification (1)
Commercial and industrial	$315	0.1%	$—	$465	$465	0.1%

1-4 Family	—	—	—	—	—	—
Hotels	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Non Residential Non-Owner Occupied	—	—	—	—	—	—
Non Residential Owner Occupied	4,477	0.6	—	7,181	7,181	1.0
Commercial real estate	4,477	0.2	—	7,181	7,181	0.4

Residential real estate	—	—	—	—	—	—
Home equity	—	—	717	—	717	0.3
Consumer	—	—	—	—	—	—
Total	$4,792	0.1%	$717	$7,646	$8,363	0.2%

	For the three months ended September 30,
	2026		2025
	Term Extension	Percentage of Total by Loan Classification (1)	Payment Delay(2)	Term Extension	Total	Percentage of Total by Loan Classification (1)
Commercial and industrial	$315	0.1%	$—	$465	$465	0.1%

1-4 Family	—	—	—	—	—	—
Hotels	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Non Residential Non-Owner Occupied	—	—	—	—	—	—
Non Residential Owner Occupied	4,477	0.6	—	7,181	7,181	1.0
Commercial real estate	4,477	0.2	—	7,181	7,181	0.4

Residential real estate	—	—	—	—	—	—
Home equity	—	—	717	—	717	0.3
Consumer	—	—	—	—	—	—
Total	$4,792	0.1%	$717	$7,646	$8,363	0.2%

1.Based on the amortized cost basis of the restructured loans, divided by the period end amortized cost basis of the corresponding class of financing receivable.
2.No loan modifications made during the three and nine months ended September 30, 2026 resulted in an other-than-insignificant payment delay

The following tables presents a summary of financial impact of loan modifications by loan classification for the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	For the nine months ended September 30,
	2026	2025
	Weighted Average Term Extension (in years)	Weighted Average Payment Delay (in years)(1)	Weighted Average Term Extension (in years)
Commercial and industrial	0.3	0.0	0.5

1-4 Family	0.0	0.0	0.0
Hotels	0.0	0.0	0.0
Multi-family	0.0	0.0	0.0
Non Residential Non-Owner Occupied	0.0	0.0	0.0
Non Residential Owner Occupied	0.3	0.0	0.5
Commercial real estate	0.3	0.0	0.5

Residential real estate	0.0	0.0	0.0
Home equity	0.0	0.3	0.0
Consumer	0.0	0.0	0.0

	For the three months ended September 30,
	2026	2025
	Weighted Average Term Extension (in years)	Weighted Average Payment Delay (in years)(1)	Weighted Average Term Extension (in years)
Commercial and industrial	0.3	0.0	0.8

1-4 Family	0.0	0.0	0.0
Hotels	0.0	0.0	0.0
Multi-family	0.0	0.0	0.0
Non Residential Non-Owner Occupied	0.0	0.0	0.0
Non Residential Owner Occupied	0.3	0.0	0.8
Commercial real estate	0.3	0.0	0.8

Residential real estate	0.0	0.0	0.0
Home equity	0.0	0.3	0.0
Consumer	0.0	0.0	0.0

1.No loan modifications made during the three and nine months ended September 30, 2026 resulted in an other-than-insignificant payment delay

As of September 30, 2026 and December 31, 2025, there were no unfunded commitments to borrowers with loan modifications.

Additionally, the Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty for subsequent payment defaults. One loan with modifications made during the three and nine months ended September 30, 2025 experienced a subsequent payment default in the following twelve months. No loans with modifications made during the three and nine months ended September 30, 2026 experienced a subsequent payment default in the following twelve months.

The following table presents an aging of loan modifications by loan classification (in thousands, except percentages):

As of September 30, 2026	Current	30-59 Past Due	60-89 Past Due	90+ Past Due	Total (1)
Commercial and industrial	$315	$—	$—	$—	$315

1-4 Family	—	—	—	—	—
Hotels	—	—	—	—	—
Multi-family	—	—	—	—	—
Non Residential Non-Owner Occupied	—	—	—	—	—
Non Residential Owner Occupied	4,477	—	—	—	4,477
Commercial real estate	4,477	—	—	—	4,477

Residential real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$4,792	$—	$—	$—	$4,792

As of September 30, 2025	Current	30-59 Past Due	60-89 Past Due	90+ Past Due	Total (1)
Commercial and industrial	$465	$—	$—	$—	$465

1-4 Family	—	—	—	—	—
Hotels	—	—	—	—	—
Multi-family	—	—	—	—	—
Non Residential Non-Owner Occupied	—	—	—	—	—
Non Residential Owner Occupied	7,181	—	—	—	7,181
Commercial real estate	7,181	—	—	—	7,181

Residential real estate	—	—	—	—	—
Home equity	—	—	—	717	717
Consumer	—	—	—	—	—
Total	$7,646	$—	$—	$717	$8,363

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

Based on the most recent analysis performed, the risk category of loans by class of loans at September 30, 2026 and December 31, 2025 is as follows (in thousands):

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial and industrial
Pass	$66,176	$61,412	$37,246	$37,388	$12,853	$60,658	$164,810	$440,543
Special mention	141	21	67	2	39	—	100	370
Substandard	—	184	780	226	830	24,651	6,667	33,338
Total	$66,317	$61,617	$38,093	$37,616	$13,722	$85,309	$171,577	$474,251
YTD Gross Charge-offs	$—	$31	$30	$10	$—	$31	$19	$121

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial and industrial
Pass	$60,202	$56,657	$48,193	$20,197	$53,099	$45,845	$162,715	$446,908
Special mention	—	70	3	—	—	—	97	170
Substandard	31	131	129	863	42	1,876	3,825	6,897
Total	$60,233	$56,858	$48,325	$21,060	$53,141	$47,721	$166,637	$453,975

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
1-4 Family
Pass	$42,053	$38,536	$24,429	$18,649	$30,634	$53,624	$13,048	$220,973
Special mention	1,142	195	—	—	164	862	—	2,363
Substandard	—	118	297	—	1,672	944	—	3,031
Total	$43,195	$38,849	$24,726	$18,649	$32,470	$55,430	$13,048	$226,367
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$7	$—	$7

							Revolving
	Term Loans						Loans
December 31, 2025	Amortized Cost Basis by Origination Year and Risk Level						Amortized
Commercial real estate -	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
1-4 Family
Pass	$45,278	$28,636	$22,740	$33,247	$24,891	$38,622	$11,332	$204,746
Special mention	198	—	—	1,313	—	552	—	2,063
Substandard	124	156	—	1,791	402	950	—	3,423
Total	$45,600	$28,792	$22,740	$36,351	$25,293	$40,124	$11,332	$210,232

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$34,226	$64,753	$45,190	$38,717	$71,340	$121,816	$2,735	$378,777
Special mention	—	—	—	—	—	3,243	—	3,243
Substandard	—	—	—	—	—	21,774	—	21,774
Total	$34,226	$64,753	$45,190	$38,717	$71,340	$146,833	$2,735	$403,794
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Hotels
Pass	$65,210	$46,074	$40,372	$74,317	$27,289	$118,006	$223	$371,491
Special mention	—	—	—	—	—	3,405	—	3,405
Substandard	—	—	—	—	—	23,712	—	23,712
Total	$65,210	$46,074	$40,372	$74,317	$27,289	$145,123	$223	$398,608

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$16,066	$33,712	$58,386	$4,410	$14,775	$99,725	$1,995	$229,069
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,103	—	1,103
Total	$16,066	$33,712	$58,386	$4,410	$14,775	$100,828	$1,995	$230,172
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Multi-family
Pass	$40,029	$58,642	$6,130	$14,573	$18,000	$97,497	$1,572	$236,443
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	534	447	—	—	981
Total	$40,029	$58,642	$6,130	$15,107	$18,447	$97,497	$1,572	$237,424

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$68,835	$121,128	$90,942	$104,786	$107,279	$274,789	$2,782	$770,541
Special mention	—	—	—	—	—	237	—	237
Substandard	542	—	—	—	—	752	—	1,294
Total	$69,377	$121,128	$90,942	$104,786	$107,279	$275,778	$2,782	$772,072
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Non-Owner Occupied
Pass	$123,220	$85,038	$106,086	$110,438	$83,342	$224,742	$6,963	$739,829
Special mention	532	—	—	543	82	23,388	—	24,545
Substandard	—	—	—	—	133	3,073	—	3,206
Total	$123,752	$85,038	$106,086	$110,981	$83,557	$251,203	$6,963	$767,580

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$19,706	$45,189	$18,526	$36,230	$26,071	$83,213	$5,084	$234,019
Special mention	—	76	—	342	—	423	—	841
Substandard	115	56	446	4,159	731	10,108	208	15,823
Total	$19,821	$45,321	$18,972	$40,731	$26,802	$93,744	$5,292	$250,683
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$850	$—	$850

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Non Residential Owner Occupied
Pass	$49,404	$20,878	$41,108	$27,864	$33,863	$57,089	$4,188	$234,394
Special mention	82	—	350	—	—	1,904	—	2,336
Substandard	—	456	3,536	1,052	794	10,477	353	16,668
Total	$49,486	$21,334	$44,994	$28,916	$34,657	$69,470	$4,541	$253,398

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$180,886	$303,318	$237,473	$202,794	$250,098	$633,165	$25,644	$1,833,378
Special mention	1,142	271	—	342	164	4,765	—	6,684
Substandard	657	174	743	4,159	2,404	34,681	208	43,026
Total	$182,685	$303,763	$238,216	$207,295	$252,666	$672,611	$25,852	$1,883,088
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$857	$—	$857

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial real estate -
Total
Pass	$323,141	$239,267	$216,436	$260,438	$187,384	$535,957	$24,277	$1,786,900
Special mention	812	—	350	1,857	82	29,249	—	32,350
Substandard	124	613	3,536	3,378	1,776	38,212	353	47,992
Total	$324,077	$239,880	$220,322	$265,673	$189,242	$603,418	$24,630	$1,867,242

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential real estate
Performing	$168,845	$267,599	$177,758	$159,677	$294,213	$767,839	$76,525	$1,912,456
Non-performing	—	—	525	—	440	1,834	67	2,866
Total	$168,845	$267,599	$178,283	$159,677	$294,653	$769,673	$76,592	$1,915,322
YTD Gross Charge-offs	$—	$—	$—	$7	$30	$430	$—	$467

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential real estate
Performing	$287,972	$199,389	$183,010	$317,677	$256,267	$590,122	$71,126	$1,905,563
Non-performing	157	111	846	43	478	2,777	85	4,497
Total	$288,129	$199,500	$183,856	$317,720	$256,745	$592,899	$71,211	$1,910,060

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Home equity
Performing	$21,052	$26,889	$22,044	$16,432	$7,464	$8,212	$136,921	$239,014
Non-performing	—	—	40	—	—	78	132	250
Total	$21,052	$26,889	$22,084	$16,432	$7,464	$8,290	$137,053	$239,264
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$182	$182

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Home equity
Performing	$30,143	$26,449	$19,898	$9,319	$3,813	$6,764	$128,007	$224,393
Non-performing	—	—	—	—	—	—	308	308
Total	$30,143	$26,449	$19,898	$9,319	$3,813	$6,764	$128,315	$224,701

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Consumer
Performing	$8,949	$7,454	$6,356	$8,197	$3,979	$790	$2,490	$38,215
Non-performing	—	—	—	—	—	—	—	—
Total	$8,949	$7,454	$6,356	$8,197	$3,979	$790	$2,490	$38,215
YTD Gross Charge-offs	$—	$38	$53	$30	$—	$72	$9	$202

							Revolving
	Term Loans						Loans
	Amortized Cost Basis by Origination Year and Risk Level						Amortized
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Consumer
Performing	$13,622	$9,475	$12,776	$6,541	$1,127	$1,301	$2,511	$47,353
Non-performing	—	—	—	—	—	—	—	—
Total	$13,622	$9,475	$12,776	$6,541	$1,127	$1,301	$2,511	$47,353

Note G -    Derivative Instruments

The Company has exposure to certain risks arising from both its business operations and economic conditions, including interest rate risk, which are managed through use of derivative instruments. The Company maintains non-hedging interest rate swap derivatives with customer counterparties. Additionally, the Company has fair value hedge derivative relationships on certain available-for-sale securities and loan relationships, all of which matured prior to September 30, 2026.

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

Pursuant to the Company's agreements with certain of its derivative financial institution counterparties, the Company may receive collateral or post collateral, generally in the form of cash or securities, based upon mark-to-market positions. The Company received collateral with a value of $5.7 million and $26.1 million as of September 30, 2026 and December 31, 2025, respectively.

Non-hedging Interest Rate Derivatives

As of September 30, 2026 and December 31, 2025, the Company primarily utilizes non-hedging derivative financial instruments with commercial banking customers to facilitate their interest rate management strategies. For these instruments, the Company acts as an intermediary for its customers and has offsetting contracts with financial institution counterparties. Changes in the fair value of these underlying derivative contracts generally offset each other and do not significantly impact the Company's results of operations.

The following table summarizes the notional and fair value of these derivative instruments (in thousands) which are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets:

	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value

Non-hedging interest rate derivatives:
Customer counterparties:
Loan interest rate swap - assets	$10,983	$1,070	$284,783	$3,879
Loan interest rate swap - liabilities	740,822	53,066	478,859	30,493

Non-hedging interest rate derivatives:
Financial institution counterparties:
Loan interest rate swap - assets	750,822	53,918	496,859	31,201
Loan interest rate swap - liabilities	10,983	1,070	284,783	3,879

The following table summarizes the change in fair value of these derivative instruments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Change in Fair Value Non-Hedging Interest Rate Derivatives:
Other income (expense) - derivative assets	$20,765	$(2,105)	$21,794	$(14,459)
Other (expense) income - derivative liabilities	(20,765)	2,105	(21,794)	14,459
Other income (expense) - derivative liabilities	126	(63)	144	(343)

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

Fair Value Hedges

During the year ended December 31, 2023, the Company entered into a fair value hedge agreement to reduce the interest rate risk associated with the change in fair value of certain loans. The total notional amount of these agreements was $100 million. During the nine months ended September 30, 2026, the fair value hedge agreements matured. The gains or losses on these hedges are recognized in current earnings as fair value changes.

The following table summarizes the financial statement impact of these derivative instruments (in thousands):

	September 30, 2026	December 31, 2025
Gross loans	$—	$(25)
Other assets	—	12
Cumulative adjustment to Interest and fees on loans	—	13

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

Restricted shares are forfeited if the awarded officer or employee terminates his employment with the Company prior to the lapsing of restrictions. The Company records forfeitures of restricted stock as treasury share repurchases and any compensation cost previously recognized is reversed in the period of forfeiture.  Recipients of restricted shares do not pay any cash consideration to the Company for the shares, and, except for restricted stock units and performance share units, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  For restricted shares that have performance-based criteria, management has evaluated those criteria and has determined that, as of September 30, 2026, the criteria were probable of being met.

A summary of the Company’s restricted shares activity and related information is presented below:

	Nine months ended September 30,
	2026		2025
	Restricted Awards	Average Market Price at Grant	Restricted Awards	Average Market Price at Grant
Outstanding at January 1	133,624	$97.80	134,949	$84.90
Granted	40,923	128.86	40,745	114.75
Vested/Forfeited	(35,685)	134.90	(42,120)	72.16
Outstanding at September 30	138,862	$108.84	133,574	$97.63

Information regarding stock-based compensation associated with restricted shares is provided in the following table (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense associated with restricted shares, RSUs, and PSUs	$1,082	$908	$2,861	$2,466

At period-end:	September 30, 2026
Unrecognized stock-based compensation expense associated with restricted shares	$8,723
Weighted average period (in years) in which the above amount is expected to be recognized	3.3

Shares issued in conjunction with restricted stock awards are issued from available treasury shares. If no treasury shares are available, new shares would be issued from available authorized shares. During the nine months ended September 30, 2026 and 2025, all shares issued in connection with restricted stock awards were issued from available treasury stock.

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

The following table presents the components of the Company's net periodic benefit cost, which is included in the line item "other expenses" in the consolidated statements of income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Components of net periodic cost:
Interest cost	$83	$131	$320	$393
Expected return on plan assets	(115)	(206)	(524)	(616)
Net amortization and deferral	39	51	127	151
Net Periodic Pension Cost (Benefit)	$7	$(24)	$(77)	$(72)

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

The table below presents a summary of the contractual obligations of the Company resulting from significant commitments (in thousands):

	September 30, 2026	December 31, 2025
Commitments to extend credit:
Home equity lines	$270,677	$262,194
Commercial real estate	85,588	106,455
Other commitments	284,529	253,942
Standby letters of credit	1,997	1,976
Commercial letters of credit	10,475	7,935

Loan commitments and standby and commercial letters of credit have credit risks essentially the same as those involved in extending loans to customers and are subject to the Company’s standard credit policies. Collateral is obtained based on management’s credit assessment of the customer. Management does not anticipate any material losses as a result of these commitments.

Litigation

The Company is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, the Company could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately resolved. There can be no assurance that current legal actions will have an immaterial impact on financial results, either positive or negative, or that no material legal actions may be presented in the future. As of September 30, 2026 management expects the resolution of existing legal actions will not have a material impact on the Company's financial statements.

Note J -         Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is presented in the tables below (in thousands). All amounts are shown net of tax, which is calculated using a combined federal and state income tax rate approximating 24%.

	Three months ended September 30,			Nine months ended September 30,

	Defined			Defined
	Benefit	Securities		Benefit	Securities
	Pension	Available-		Pension	Available-
	Plan	-for-Sale	Total	Plan	-for-Sale	Total
2026
Beginning Balance	$(875)	$(81,241)	$(82,116)	$(875)	$(75,741)	$(76,616)

Other comprehensive (loss) before reclassifications	489	(49,408)	(48,919)	489	(54,908)	(54,419)
Amounts reclassified from other comprehensive income	—	—	—	—	—	—
	489	(49,408)	(48,919)	489	(54,908)	(54,419)

Ending Balance	$(386)	$(130,649)	$(131,035)	$(386)	$(130,649)	$(131,035)

2025
Beginning Balance	$(1,442)	$(94,056)	$(95,498)	$(1,442)	$(114,277)	$(115,719)

Other comprehensive income before classifications	—	11,299	11,299	—	31,635	31,635
Amounts reclassified from other comprehensive income	—	(28)	(28)	—	(143)	(143)
	—	11,271	11,271	—	31,492	31,492

Ending Balance	$(1,442)	$(82,785)	$(84,227)	$(1,442)	$(82,785)	$(84,227)

	Amounts reclassified from Other Comprehensive (Loss) Income
	Three months ended		Nine months ended		Affected line item
	September 30,		September 30,		in the Consolidated Statements
	2026	2025	2026	2025	of Income

Securities available-for-sale:
Net securities gains reclassified into earnings	$—	$37	$—	$187	Gains on sale of investment securities, net
Related income tax expense	—	(9)	—	(44)	Income tax expense
Net effect on accumulated other comprehensive loss	$—	$28	$—	$143

Note K - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two class method (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income available to common shareholders	$34,609	$35,188	$99,642	$98,917
Less: earnings allocated to participating securities	(449)	(323)	(975)	(864)
Net earnings allocated to common shareholders	$34,160	$34,865	$98,667	$98,053

Distributed earnings allocated to common stock	$13,938	$12,495	$38,188	$35,186
Undistributed earnings allocated to common stock	20,222	22,370	60,479	62,867
Net earnings allocated to common shareholders	$34,160	$34,865	$98,667	$98,053

Average shares outstanding	14,027	14,457	14,109	14,512
Effect of dilutive securities:
Employee stock awards	22	6	19	9
Shares for diluted earnings per share	14,049	14,463	14,128	14,521

Basic earnings per share	$2.44	$2.41	$6.99	$6.76
Diluted earnings per share	$2.43	$2.41	$6.98	$6.75

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

Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs.  The Company utilizes a market approach by obtaining dealer quotations to value its customer interest rate swaps.  The Company’s derivatives are included within "other assets" and "other liabilities" in the accompanying consolidated balance sheets. Derivative assets are typically secured through securities with financial counterparties or cross collateralization with a borrowing customer. Derivative liabilities are typically secured by the Company pledging securities to financial counterparties or, in the case of a borrowing customer, by the right of setoff. The Company considers factors such as the likelihood of default by itself and its counterparties, right of setoff, and remaining maturities in determining the appropriate fair value adjustments. All derivative counterparties approved by the Company's Asset and Liability Committee ("ALCO") are regularly reviewed, and appropriate business action is taken to adjust the exposure to certain counterparties, if necessary. Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of marketable collateral securing the position. This approach used to estimate impacted exposures to counterparties is also used by the Company to estimate its own credit risk in derivative liability positions. To date, no material losses have been incurred due to a counterparty's inability to pay any undercollateralized position. There was no significant change in the value of derivative assets and liabilities attributed to credit risk that would have resulted in a derivative credit risk valuation adjustment at September 30, 2026.

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

	Total	Level 1	Level 2	Level 3
September 30, 2026
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$162,000	$—	$162,000	$—
Mortgage-backed securities:
U.S. Government agencies	1,272,016	—	1,272,016	—
Private label	4,960	—	4,960	—
Trust preferred securities	4,528	—	4,528	—
Corporate securities	16,119	—	16,119	—
Marketable equity securities	5,711	1,829	3,882	—
Derivative assets	54,989	—	54,989	—
Financial Liabilities
Derivative liabilities	54,136	—	54,136	—

Nonrecurring fair value measurements
Financial Assets
Collateral-dependent individually evaluated loans	4,792	—	—	4,792
Non-Financial Assets
Other real estate owned	180	—	—	180

December 31, 2025
Recurring fair value measurements
Financial Assets
Obligations of states and political subdivisions	$179,724	$—	$179,724	$—
Mortgage-backed securities:
U.S. Government agencies	1,297,789	—	1,297,789	—
Private label	5,032	—	5,032	—
Trust preferred securities	4,424	—	4,424	—
Corporate securities	16,389	—	16,389	—
Marketable equity securities	5,568	1,757	3,811	—
Derivative assets	35,093	—	35,093	—
Financial Liabilities
Derivative liabilities	34,372	—	34,372	—

Nonrecurring fair value measurements
Financial Assets
Collateral-dependent individually evaluated loans	7,354	—	—	7,354
Non-Financial Assets
Other real estate owned	482	—	—	482

No transfers into or out of Level 3 of the fair value hierarchy occurred during the three and nine months ended September 30, 2026 or the year ended December 31, 2025.

The Company's financial assets and liabilities measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3) include individually evaluated loans that were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral (in thousands).  The fair value of individually evaluated loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows.  The significant unobservable inputs used in the fair value measurement of collateral for collateral-dependent individually evaluated loans primarily relate to discounts applied to the customers’ reported amount of collateral.  The amount of collateral discount depends upon the marketability of the underlying collateral.  Generally, the Company has applied collateral discounts, ranging from 10% to 30%. The Company had no Level 2 financial assets and liabilities that were measured on a nonrecurring basis as of September 30, 2026 or December 31, 2025.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets:
Cash and cash equivalents	$201,379	$201,379	$201,379	$—	$—
Securities available-for-sale	1,459,623	1,459,623	—	1,459,623	—
Marketable equity securities	5,711	5,711	1,829	3,882	—
Net loans	4,530,516	4,430,844	—	—	4,430,844
Accrued interest receivable	22,955	22,955	—	22,955	—
Derivative assets	54,989	54,989	—	54,989	—

Liabilities:
Deposits	5,358,140	5,346,228	4,072,017	1,274,211	—
Customer repurchase agreements	367,385	367,385	—	367,385	—
FHLB advances	150,000	148,608	—	148,608	—
Accrued interest payable	5,479	5,479	—	5,479	—
Derivative liabilities	54,136	54,136	—	54,136	—

December 31, 2025
Assets:
Cash and cash equivalents	$191,919	$191,919	$191,919	$—	$—
Securities available-for-sale	1,503,358	1,503,358	—	1,503,358	—
Marketable equity securities	5,568	5,568	1,757	3,811	—
Net loans	4,484,002	4,399,501	—	—	4,399,501
Accrued interest receivable	20,718	20,718	—	20,718	—
Derivative assets	35,093	35,093	—	35,093	—

Liabilities:
Deposits	5,300,988	5,292,774	3,997,627	1,295,147	—
Customer repurchase agreements	367,674	367,674	—	367,674	—
FHLB advances	150,000	151,967	—	151,967	—
Accrued interest payable	5,842	5,842	—	5,842	—
Derivative liabilities	34,372	34,372	—	34,372	—

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

The Company uses a number of economic variables in its scenarios to estimate the ACL, with the most significant drivers being an unemployment rate forecast and qualitative adjustments. In the September 30, 2026 and December 31, 2025 estimates, the Company assumed a 2-year unemployment forecast range of 4.2% to 4.6%. Historical loss rates from periods where the average unemployment rate matches the forecast range are considered when calculating the forecast period loss rate.

Based on sensitivity analysis of all portfolios, a 0.0050% change (slight improvement or decline on Bank's scale) in all 11 qualitative risk factors (where assigned) would have a $2.4 million impact on the reserve allocation. Changing each factor by 0.01% (moderate improvement or decline) would have a $4.8 million impact. Management recognizes that these are extreme scenarios and it is very unlikely that all risk factors would change by 0.005% or 0.01% simultaneously. For the September 30, 2026 estimate, management assigned a slight decline (0.005%) to the interest rate risk factor in each pool which increased the reserve by $0.2 million.

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

Financial Summary

Nine months ended September 30, 2026 vs. 2025

The Company's financial performance is summarized in the following table:

	Nine months ended September 30, 2026
	2026	2025

Net income available to common shareholders (in thousands)	$99,642	$98,917
Earnings per common share, basic	$6.99	$6.76
Earnings per common share, diluted	$6.98	$6.75
Dividend payout ratio	39.2%	36.3%
ROA(1)	1.98%	2.01%
ROE(1)	16.4%	17.4%
ROATCE(1)	20.3%	22.0%
Average equity to average assets ratio	12.1%	11.6%

(1)    ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income was $183.0 million for the nine months ended September 30, 2026 compared to $175.8 million for the nine months ended September 30, 2025 (see Net Interest Income). The Company recorded a provision for credit losses of $0.9 million for the nine months ended September 30, 2026 compared to a recovery of credit losses of $2.3 million for the nine months ended September 30, 2025 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $3.1 million and non-interest expense increased $5.0 million for the nine months ended September 30, 2026 from the nine months ended September 30, 2025.

Financial Summary

Three months ended September 30, 2026 vs. 2025

The Company's financial performance is summarized in the following table:

	Three months ended September 30,
	2026	2025

Net income available to common shareholders (in thousands)	$34,609	$35,188
Earnings per common share, basic	$2.44	$2.41
Earnings per common share, diluted	$2.43	$2.41
Dividend payout ratio	41.1%	36.1%
ROA(1)	2.03%	2.11%
ROE(1)	16.8%	17.9%
ROATCE(1)	20.9%	22.5%
Average equity to average assets ratio	12.0%	11.8%

(1)    ROA (Return on Average Assets) is a measure of the effectiveness of asset utilization. ROE (Return on Average Equity) is a measure of the return on shareholders' investment. ROATCE (Return on Average Tangible Common Equity) is a measure of the return on shareholders' equity, less intangible assets.

The Company's net interest income was $62.6 million for the three months ended September 30, 2026 compared to $61.1 million for the three months ended September 30, 2025 (see Net Interest Income). The Company recorded a $0.1 million recovery of credit losses for the three months ended September 30, 2026 compared to a $0.5 million recovery of credit losses for the three months ended September 30, 2025 (see Allowance for Credit Losses). As further discussed under the caption Non-Interest Income and Non-Interest Expense, non-interest income increased $0.9 million and non-interest expense increased $2.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Balance Sheet Analysis

Selected balance sheet fluctuations from the year ended December 31, 2025 are summarized in the following table (in millions, except percentages):

	September 30,	December 31,
	2026	2025	$ Change	% Change

Cash and cash equivalents	$201.4	$191.9	$9.5	5.0%
Total investment securities	1,489.5	1,532.8	(43.3)	(2.8)
Gross loans	4,550.1	4,503.3	46.8	1.0

Total deposits	5,358.1	5,301.0	57.1	1.1

Cash and cash equivalents increased $9.5 million (5.0%) from December 31, 2025 to $201.4 million at September 30, 2026 primarily due to income from operations, an increase in deposit balances and proceeds from maturities and calls of available-for-sale securities that were partially offset by cash utilized for purchases of available-for-sale securities, common stock repurchases, and cash dividend payments.

Total investment securities decreased $43.3 million (2.8%) from December 31, 2025 to $1.49 billion at September 30, 2026, due to maturities and calls of available-for-sale securities and unrealized losses arising on available-for-sale securities that were partially offset by purchases of available-for-sale securities.

Gross loans increased $46.8 million (1.0%) from December 31, 2025 to $4.55 billion at September 30, 2026. Commercial and industrial loans increased $20.3 million (4.5%), commercial real estate loans increased $15.8 million (0.9%), and home equity loans increased $14.6 million (6.5%). These increases were partially offset by a decrease in consumer loans of $9.1 million.

Total deposits increased $57.1 million (1.1%) from December 31, 2025 to $5.4 billion at September 30, 2026. Savings deposits increased $49.6 million and non interest-bearing demand deposit balances increased $41.8 million. These increases were partially offset by decreases of $17.2 million in time deposits and $17.0 million in interest-bearing demand deposits.

Net Interest Income

Nine months ended September 30, 2026 vs. 2025

The Company’s net interest income increased from $175.8 million for the nine months ended September 30, 2025 to $183.0 million for the nine months ended September 30, 2026. The Company’s tax equivalent net interest income increased $7.4 million to $183.8 million for the nine months ended September 30, 2026 from $176.4 million in the nine months ended September 30, 2025. Net interest income increased due to an increase in average loan balances ($184.5 million) and decrease in cost of interest-bearing liabilities (21 basis points) which increased net interest income by $8.0 million and $7.5 million, respectively.

These increases were partially offset by a decrease in yield earned on investment securities (35 basis points) which decreased net interest income by $3.6 million and higher average balances of interest-bearing liabilities ($74.7 million) decreased net interest income by $1.5 million. In addition, a decrease in the yield on loans (3 basis points) and a decrease in the average balance balance of investment securities ($20.0 million) decreased net interest by $1.0 million, respectively. The Company’s reported net interest margin increased slightly from 3.95% for the nine months ended September 30, 2025 to 4.00% for the nine months ended September 30, 2026.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Nine months ended September 30,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$2,145,391	$86,264	5.38%	$2,068,502	$81,373	5.26%
Commercial, financial, and agriculture(2)	2,320,141	105,742	6.09	2,200,471	103,959	6.32
Installment loans to individuals(2),(3)	41,872	2,404	7.68	53,915	2,779	6.89
Total loans	4,507,404	194,410	5.77	4,322,888	188,111	5.82
Securities:
Taxable	1,344,555	39,565	3.93	1,390,756	45,239	4.35
Tax-exempt(4)	156,398	3,877	3.31	130,179	2,714	2.79
Total securities	1,500,953	43,442	3.87	1,520,935	47,953	4.22
Deposits in depository institutions	139,173	3,859	3.71	128,556	4,275	4.45
Total interest-earning assets	6,147,530	241,711	5.26	5,972,379	240,339	5.38
Cash and due from banks	101,874			96,370
Bank premises and equipment, net	68,206			69,721
Goodwill and intangible assets, net	157,094			159,162
Other assets	290,526			294,930
Less: Allowance for credit losses	(20,232)			(20,805)
Total assets	$6,744,998			$6,571,757

Liabilities
Interest-bearing demand deposits	$1,323,899	$8,516	0.86%	$1,336,129	$10,007	1.00%
Savings deposits	1,276,586	7,359	0.77	1,242,141	6,921	0.74
Time deposits(2)	1,305,854	28,799	2.95	1,281,575	32,616	3.40
Customer repurchase agreements	373,915	8,537	3.05	345,735	9,672	3.74
FHLB advances	150,000	4,706	4.19	150,000	4,707	4.20
Total interest-bearing liabilities	4,430,254	57,917	1.75	4,355,580	63,923	1.96
Noninterest-bearing demand deposits	1,409,895			1,358,250
Other liabilities	90,661			97,024
Stockholders’ equity	814,188			760,903
Total liabilities and stockholders’ equity	$6,744,998			$6,571,757
Net interest income		$183,794			$176,416
Net yield on earning assets			4.00%			3.95%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2026	2025
	Loan fees, net	$(131)	$246

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2026	2025
	Residential real estate	$176	$245
	Commercial, financial and agriculture	1,403	1,741
	Installment loans to individuals	7	6
	Time deposits	6	13
		$1,592	$2,005

(3)	Includes the Company’s consumer loan category.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Nine months ended September 30, 2026 vs. 2025
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$3,025	$1,866	$4,891
Commercial, financial, and agriculture	5,654	(3,871)	1,783
Installment loans to individuals	(621)	246	(375)
Total loans	8,058	(1,759)	6,299
Securities:
Taxable	(1,503)	(4,171)	(5,674)
Tax-exempt(1)	547	616	1,163
Total securities	(956)	(3,555)	(4,511)
Deposits in depository institutions	353	(769)	(416)
Total interest-earning assets	$7,455	$(6,083)	$1,372
Interest-bearing liabilities:
Interest-bearing demand deposits	$(92)	$(1,399)	$(1,491)
Savings deposits	192	246	438
Time deposits	618	(4,435)	(3,817)
Customer repurchase agreements	788	(1,923)	(1,135)
FHLB advances	—	(1)	(1)
Total interest-bearing liabilities	$1,506	$(7,512)	$(6,006)
Net Interest Income	$5,949	$1,429	$7,378
(1)Computed on a fully federal tax-equivalent basis assuming a tax rate of approximately 21%.

Net Interest Income

Three months ended September 30, 2026 vs. 2025

The Company’s net interest income increased approximately $1.5 million, or 2.5%, from $61.1 million during the third quarter of 2025 to $62.6 million during the third quarter of 2026. The Company’s tax equivalent net interest income increased approximately $1.6 million from $61.3 million for the third quarter of 2025 to $62.9 million for the third quarter of 2026 (see Non-GAAP section). Net interest income increased by $2.4 million due to an increase in average loan balances ($159.3 million) and increased $1.9 million due to a decrease in the cost of interest-bearing liabilities (18 basis points). An increase in average balance of deposits in depository institutions ($57.5 million) increased net interest income by $0.6 million.

These increases were partially offset by a lower yield earned on investment securities (37 basis points) and a decrease in average investment security balances ($60.4 million) which decreased net interest income by $1.3 million and $0.8 million, respectively. Additionally, a lower yield earned on loans (4 basis points) decreased net interest income by $0.5 million. The Company’s reported net interest margin was 4.04% for both the third quarter of 2025 and 2026.

Table One
Average Balance Sheets and Net Interest Income
(in thousands, except percentages)

Assets	Three months ended September 30,
	2026			2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Loan portfolio(1):
Residential real estate(2)	$2,152,553	$29,290	5.40%	$2,106,823	$28,235	5.32%
Commercial, financial, and agriculture(2)	2,341,437	36,047	6.11	2,215,319	35,443	6.35
Installment loans to individuals(2),(3)	39,130	818	8.29	51,631	928	7.13
Total loans	4,533,120	66,155	5.79	4,373,773	64,606	5.86
Securities:
Taxable	1,350,579	13,516	3.97	1,435,540	15,947	4.41
Tax-exempt(4)	152,428	1,272	3.31	127,878	895	2.78
Total securities	1,503,007	14,788	3.90	1,563,418	16,842	4.27
Deposits in depository institutions	132,416	1,241	3.72	74,918	829	4.39
Total interest-earning assets	6,168,543	82,184	5.29	6,012,109	82,277	5.43
Cash and due from banks	103,504			96,097
Bank premises and equipment, net	67,280			69,355
Goodwill and intangible assets, net	156,594			158,619
Other assets	297,167			286,950
Less: Allowance for credit losses	(20,076)			(19,497)
Total assets	$6,773,012			$6,603,633

Liabilities
Interest-bearing demand deposits	$1,321,170	$2,958	0.89%	$1,329,234	$3,378	1.01%
Savings deposits	1,293,386	2,561	0.79	1,241,494	2,348	0.75
Time deposits(2)	1,300,452	9,476	2.89	1,295,424	10,475	3.21
Customer repurchase agreements	360,377	2,734	3.01	343,903	3,196	3.69
FHLB advances	150,000	1,585	4.19	150,000	1,586	4.19
Total interest-bearing liabilities	4,425,385	19,314	1.73	4,360,055	20,983	1.91
Noninterest-bearing demand deposits	1,438,438			1,374,486
Other liabilities	94,127			89,456
Shareholders’ equity	815,062			779,636
Total liabilities and shareholders’ equity	$6,773,012			$6,603,633
Net interest income		$62,870			$61,294
Net yield on earning assets			4.04%			4.04%

(1)	For purposes of this table, non-accruing loans have been included in average balances and the following amounts (in thousands) of net loan fees have been included in interest income:

		2026	2025
	Loan fees, net	$(78)	$39

(2)	Included in the above table are the following amounts (in thousands) for the accretion of the fair value adjustments related to the Company's acquisitions:

		2026	2025
	Residential real estate	$65	$166
	Commercial, financial and agriculture	435	535
	Installment loans to individuals	3	2
	Time deposits	2	3
		$505	$706

(3)	Includes the Company’s consumer loan category.
(4)	Computed on a fully federal tax-equivalent basis assuming a tax rate of 21%.

Table Two
Rate/Volume Analysis of Changes in Interest Income and Interest Expense
(in thousands)

	Three months ended September 30, 2026 vs. 2025
Interest-earning assets:	Increase (Decrease) Due to Change In:
	Volume	Rate	Net

Loan portfolio
Residential real estate	$613	$442	$1,055
Commercial, financial, and agriculture	2,018	(1,414)	604
Installment loans to individuals	(225)	115	(110)
Total loans	2,406	(857)	1,549
Securities:
Taxable	(944)	(1,487)	(2,431)
Tax-exempt(1)	172	205	377
Total securities	(772)	(1,282)	(2,054)
Deposits in depository institutions	636	(224)	412
Total interest-earning assets	$2,270	$(2,363)	$(93)
Interest-bearing liabilities:
Interest-bearing demand deposits	$(20)	$(400)	$(420)
Savings deposits	98	115	213
Time deposits	41	(1,040)	(999)
Customer repurchase agreements	153	(615)	(462)
FHLB advances	—	(1)	(1)
Total interest-bearing liabilities	$272	$(1,941)	$(1,669)
Net Interest Income	$1,998	$(422)	$1,576
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net interest income ("GAAP")	$62,605	$61,107	182,981	175,846
Taxable equivalent adjustment	265	187	813	570
Net interest income, fully taxable equivalent	$62,870	$61,294	$183,794	$176,416

Equity to assets ("GAAP")	11.52%	11.98%
Effect of goodwill and other intangibles, net	(2.09)	(2.14)
Tangible common equity to tangible assets	9.43%	9.84%

The following table presents estimated uninsured deposits by type as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Noninterest-Bearing Demand Deposits	19%	16%

Interest-Bearing Deposits
Demand Deposits	13%	14%
Savings Deposits	13%	13%
Time Deposits	17%	17%
Total Uninsured Deposits	15%	15%

The amounts listed above represent management's best estimate as of the respective period shown of uninsured deposits (either with balances above $250,000 or not collateralized by investment securities).

Loans

Table Three
Loan Portfolio

The composition of the Company's loan portfolio as of the dates indicated follows (in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025
Commercial and industrial	$474,251	$453,975	$426,654

1-4 Family	226,367	210,232	204,280
Hotels	403,794	398,608	397,338
Multi-family	230,172	237,424	233,678
Non Residential Non-Owner Occupied	772,072	767,580	728,625
Non Residential Owner Occupied	250,683	253,398	239,058
Commercial real estate	1,883,088	1,867,242	1,802,979

Residential real estate	1,915,322	1,910,060	1,909,791
Home equity	239,264	224,701	218,750
Consumer	38,215	47,353	50,056
Total loans	$4,550,140	$4,503,331	$4,408,230

Loan balances increased $46.8 million from December 31, 2025 to September 30, 2026.

The commercial and industrial ("C&I") loan portfolio consists of loans to corporate borrowers that are primarily in small to mid-size industrial and commercial companies. Collateral securing these loans includes equipment, machinery, inventory, receivables and vehicles. C&I loans are considered to contain a higher level of risk than other loan types, although care is taken to minimize these risks. Numerous risk factors impact this portfolio, including industry specific risks such as the economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. C&I loans increased $20.3 million from December 31, 2025 to September 30, 2026.

Commercial real estate loans consist of commercial mortgages, which generally are secured by nonresidential and multi-family residential properties, including hotel/motel and apartment lending. Commercial real estate loans are made to many of the same customers and carry similar industry risks as C&I loans. Commercial real estate loans increased $15.8 million from December 31, 2025 to September 30, 2026. At September 30, 2026, $46.9 million of the commercial real estate loans were for commercial properties under construction.

In order to group loans with similar risk characteristics, the portfolio is further segmented by product types:

◦Commercial 1-4 Family loans increased $16.1 million from December 31, 2025 to September 30, 2026. Commercial 1-4 Family loans consist of residential single-family, duplex, triplex, and fourplex rental properties and totaled $226.4 million as of September 30, 2026. Risk characteristics are driven by rental housing demand as well as economic and employment conditions. These properties exhibit greater risk than multi-family properties due to fewer income sources.
◦Hotel loans increased $5.2 million from December 31, 2025 to September 30, 2026. The Hotel portfolio is comprised of all lodging establishments and totaled $403.8 million as of September 30, 2026. Risk characteristics relate to the demand for travel.
◦Multi-family loans decreased $7.3 million from December 31, 2025 to September 30, 2026. Multi-family consists of 5 or more family residential apartment lending. The portfolio totaled $230.2 million as of September 30, 2026. Risk characteristics are driven by rental housing demand as well as economic and employment conditions.
◦Non-residential commercial real estate includes properties such as retail, office, warehouse, storage, healthcare, entertainment, religious, and other nonresidential commercial properties. The non-residential product type is further segmented into owner- and non-owner occupied properties. Nonresidential non-owner occupied commercial real estate totaled $772.1 million at September 30, 2026 and increased $4.5 million from December 31, 2025 to September 30, 2026.

◦Nonresidential owner-occupied commercial real estate totaled $250.7 million at September 30, 2026 and decreased $2.7 million from December 31, 2025. Risk characteristics relate to levels of consumer spending and overall economic conditions.

The following table presents information regarding the various sectors within the Company's commercial loan portfolio as of September 30, 2026:

Commercial Loan Information		% of Total	Average	Average
Sector	Total	Loans	DSC	LTV

Natural Gas Extraction	$63,211	1.39%	3.60	NA
Natural Gas Distribution	18,130	0.40%	3.08	NA
Masonry Contractors	18,460	0.41%	1.04	100%
Sheet Metal Work Manufacturing	26,437	0.58%	1.40	68%
Beer & Ale Merchant Wholesalers	24,590	0.54%	1.59	NA
Gasoline Stations with Convenience Stores	44,987	0.99%	2.02	65%
Lessors of Residential Buildings & Dwellings	511,898	11.27%	1.56	66%
1-4 Family	193,595	4.26%	1.82	63%
Multi-Family	205,768	4.53%	1.76	68%
Lessors of Nonresidential Buildings	620,918	13.68%	1.33	65%
Office Buildings	158,469	3.49%	1.65	62%
Lessors of Mini-Warehouses & Self-Storage Units	54,735	1.21%	1.44	64%
Assisted Living Facilities	24,773	0.55%	1.58	41%
Hotels & Motels	404,188	8.90%	1.75	58%

	Average	Median
	Balance	Balance
Commercial, Financial & Agriculture Loans	$516	$107
Commercial Real Estate Loans	582	137

Residential real estate loans increased $5.3 million from December 31, 2025 to September 30, 2026. Residential real estate loans represent loans to consumers that are secured by a first lien on residential property. Residential real estate loans provide for the purchase or refinance of a residence and first-lien home equity loans allow consumers to borrow against the equity in their home. These loans primarily consist of single family five- and seven-year adjustable rate mortgages with terms that amortize up to 30 years. The Company also offers fixed-rate residential real estate loans that are generally sold in the secondary market that are not included on the Company's balance sheet; the Company does not retain the servicing rights to these loans. Residential mortgage loans are generally underwritten to comply with Fannie Mae guidelines, while the home equity loans are underwritten with typically less documentation, but with lower loan-to-value ratios and shorter maturities.  At September 30, 2026, $12.8 million of the residential real estate loans were for properties under construction.

Home equity loans increased by $14.6 million during the first nine months of 2026. The Company's home equity loans represent loans to consumers that are secured by a second (or junior) lien on a residential property. Home equity loans allow consumers to borrow against the equity in their home without paying off an existing first lien. These loans consist of home equity lines of credit ("HELOC") and amortized home equity loans that require monthly installment payments. Home equity loans are underwritten with less documentation, lower loan-to-value ratios and for shorter terms than residential mortgage loans. The amount of credit extended is directly related to the value of the real estate at the time the loan is made.

Consumer loans may be secured by automobiles, boats, recreational vehicles and other personal property or they may be unsecured. The Company monitors the risk associated with these types of loans by monitoring such factors as portfolio growth, lending policies and economic conditions. Underwriting standards are continually evaluated and modified based upon these factors. Consumer loans decreased by $9.1 million during the first nine months of 2026.

Allowance for Credit Losses

Management systematically monitors the loan portfolio and the appropriateness of the allowance for credit losses on a quarterly basis to provide for expected losses inherent in the portfolio. Management assesses the risk in each loan type based on historical trends, the general economic environment of its local markets, individual loan performance and other relevant factors. The Company's estimate of future economic conditions utilized in its provision estimate is primarily dependent on expected unemployment ranges over a two-year period. Beyond two years, a straight line reversion to historical average loss rates is applied over the life of the loan pool in the migration methodology. The vintage methodology applies future average loss rates based on net losses in historical periods where the unemployment rate was within the forecasted range. As a result of the Company’s quarterly analysis of the adequacy of the Allowance for Credit Losses, the Company recorded a recovery of credit losses of $0.1 million in the third quarter of 2026 compared to a $0.5 million recovery of credit losses recorded in the third quarter of 2025.

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

Based on the Company’s analysis of the adequacy of the allowance for credit losses and in consideration of the known factors utilized in computing the allowance, management believes that the allowance for credit losses as of September 30, 2026 is adequate to provide for expected losses inherent in the Company’s loan portfolio. Future provisions for credit losses will be dependent upon trends in loan balances including the composition of the loan portfolio, changes in loan quality and loss experience trends, and recoveries of previously charged-off loans, among other factors.

Table Four
Allocation of the Allowance for Credit Losses

The allocation of the allowance for credit losses is shown in the table below (in thousands). The allocation of a portion of the allowance in one portfolio loan classification does not preclude its availability to absorb losses in other portfolio segments.

	As of September 30,		As of December 31,
	2026	2025	2025
Commercial and industrial	$3,614	$2,831	$3,083

1-4 Family	1,447	1,425	1,426
Hotels	1,871	2,059	2,009
Multi-family	1,250	1,496	1,238
Non Residential Non-Owner Occupied	2,801	3,165	3,102
Non Residential Owner Occupied	1,834	1,788	1,777
Commercial real estate	9,203	9,933	9,552

Residential real estate	6,010	5,596	5,909
Home equity	633	436	608
Consumer	164	261	177
Allowance for Credit Losses	$19,624	$19,057	$19,329

Loans outstanding	$4,550,140	$4,408,230	$4,503,331
Allowance as a percent of loans outstanding	0.43%	0.43%	0.43%
Allowance as a percent of non-performing loans	183.2%	138.2%	138.9%

	Nine months ended September 30,		For year ended December 31,
	2026	2025	2025
Average loans outstanding	$4,533,120	$4,373,773	$4,431,079
Net (recoveries) charge-offs (annualized) as a percent of average loans outstanding	0.01%	(0.04)%	0.08%

The Allowance for Credit Losses increased slightly from $19.3 million at December 31, 2025 to $19.6 million at September 30, 2026. The Company recorded a recovery of credit losses of $0.1 million in the third quarter of 2026, compared to a recovery of credit losses of $0.5 million for the comparable period in 2025, and a provision for credit losses of $0.4 million for the second quarter of 2026. The recovery of credit losses in the third quarter of 2026 was primarily related to the upgrade of a commercial real estate loan and a marginal decrease in the historical loss rates for commercial and residential real estate loans during the quarter ended September 30, 2026 These decreases were partially offset by revisions to qualitative adjustment factors and the downgrade of a commercial loan ($0.25 million) during the quarter ended September 30, 2026.

	As of September 30,		As of December 31,
	2026	2025	2025
Nonaccrual Loans
Residential real estate	$2,866	$2,624	$4,497
Home equity	250	498	308
Commercial and industrial	625	555	557
Commercial real estate	6,840	9,169	8,448
Consumer	—	—	—
Total nonaccrual loans	10,581	12,846	13,810
Accruing loans past due 90 days or more	132	946	109
Total non-performing loans	10,713	13,792	13,919
Other real estate owned	180	485	482
Total non-performing assets	$10,893	$14,277	$14,401

Non-performing assets as a percent of loans and other real estate owned	0.24%	0.32%	0.32%

Past Due Loans
Residential real estate	$6,808	$5,635	$6,461
Home equity	643	651	772
Commercial and industrial	104	140	279
Commercial real estate	557	1,314	291
Consumer	181	221	308
Total past due loans	$8,293	$7,961	$8,111

Total past due loans as a percent of loans outstanding	0.18%	0.18%	0.18%

Non-Interest Income and Non-Interest Expense

Nine months ended September 30, 2026 vs. 2025
(in millions, except percentages)

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Non-interest income, excluding net investment securities gains (losses)	$62.1	$59.1	3.0	5.1
Non-interest income as a percent of total revenue	25.4%	25.1%

Non-interest expense	$120.4	$115.4	5.0	4.4
Efficiency ratio	48.4%	48.3%

Non-Interest Income: Non-interest income was $62.2 million for the nine months ended September 30, 2026, as compared to $59.1 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company reported $0.1 million of unrealized fair value gains on the Company's equity securities compared to $0.2 million of realized investment gains and $0.2 million of unrealized fair value losses on the Company's equity securities during the nine months ended September 30, 2025.

Excluding net investment securities gains and losses, non-interest income increased from $59.1 million for the nine months ended September 30, 2025 to $62.1 million for the nine months ended September 30, 2026. The increase was largely attributable to an increase in wealth and investment management fee income of $1.2 million (13.0%), an increase in services charges of $1.1 million (4.9%), and an increase in bankcard revenue of $0.5 million (2.3%).

Non-Interest Expense: Non-interest expenses increased $5.0 million (4.4%), from $115.4 million in the first nine months of 2025 to $120.4 million in the first nine months of 2026 primarily due to an increase in salaries and employee benefits ($2.6 million), other tax related matters ($0.7 million), advertising costs ($0.5 million), and other expenses ($0.5 million).

Income Tax Expense: The Company’s effective income tax rate for the nine months ended September 30, 2026 was 19.5% compared to 18.9% for the nine months ended September 30, 2025.

Non-Interest Income and Non-Interest Expense

Three months ended September 30, 2026 vs. 2025
(in millions, except percentages)

	Three months ended September 30,
	2026	2025	$ Change	% Change
Non-interest income	$21.4	$20.5	0.9	4.4
Non-interest income as a percent of total revenue	25.4%	24.7%

Non-interest expense	$40.9	$38.3	2.6	6.8
Efficiency ratio	48.0%	46.0%

Non-Interest Income: Non-interest income increased $0.9 million, or 4.4%, from $20.5 million for the third quarter of 2025 to $21.4 million for the third quarter of 2026. This increase was due to an increase of $0.5 million, or 6.0%, in service charges and an increase of $0.3 million, or 10.5%, in wealth and investment management fee income.

Non-Interest Expense: Non-interest expenses increased $2.6 million from $38.3 million in the third quarter of 2025 to $40.9 million in the third quarter of 2026. The increase during the quarter ended September 30, 2026 was largely due to an increase in salaries and employee benefit expenses of $1.1 million due to salary adjustments, increased incentive compensation, and increased health insurance costs. In addition, other expenses increased $0.5 million and advertising expenses increased $0.4 million.

Income Tax Expense: The Company's effective income tax rate for the three months ended September 30, 2026 and September 30, 2025 was 19.9%, and 19.7%, respectively.

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

Immediate Basis Point Change in Interest Rates	Implied Federal Funds Rate Associated with Change in Interest Rates	Estimated Increase or Decrease in Net Income Over 12 Months
September 30, 2026
+300	7.00%	(0.8)%
+200	6.00	1.4
+100	5.00	1.9
-100	3.00	(1.4)
-200	2.00	(4.1)
-300	1.00	(9.4)

December 31, 2025
+300	6.75%	0.2%
+200	5.75	2.6
+100	4.75	3.1
-100	2.75	(1.6)
-200	1.75	(4.8)
-300	0.75	(10.0)

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

Liquidity and Capital Resources

Liquidity

The Company evaluates the adequacy of liquidity at both the City Holding level and at the City National level. At the City Holding level, the principal source of cash is dividends from City National. Dividends paid by City National to City Holding are subject to certain legal and regulatory limitations. Generally, any dividends in amounts that exceed the earnings retained by City National in the current year plus retained net profits for the preceding two years must be approved by regulatory authorities. At September 30, 2026, City National could pay dividends up to $118.1 million plus net profits for the remainder of 2026, as defined by statute, up to the dividend declaration date without prior regulatory permission.

Additionally, City Holding anticipates continuing the payment of dividends on its common stock, which are expected to approximate $56.3 million on an annualized basis over the next 12 months based on common shares outstanding at September 30, 2026.  However, dividends to shareholders can, if necessary, be suspended. In addition to these anticipated cash needs, City Holding has operating expenses and other contractual obligations, which are estimated to require $2.9 million of additional cash over the next 12 months. As of September 30, 2026, City Holding reported a cash balance of $74.0 million and management believes that City Holding’s available cash balance, together with cash dividends from City National, will be adequate to satisfy its funding and cash needs over the next 12 months.

As illustrated in the consolidated statements of cash flows, the Company generated $106.5 million of cash from operating activities during the first nine months of 2026, primarily from interest income received on loans and investments, net of interest expense paid on deposits and borrowings.  The Company utilized $78.0 million of cash in investing activities during the first nine months of 2026, primarily due to $210.5 million in purchases of available for sale securities which was partially offset by proceeds from maturities and calls on investment securities of $183.6 million. The Company utilized $19.0 million of cash in financing activities during the first nine months of 2026 due to purchases of treasury stock of $38.1 million and dividends paid of $37.2 million. The cash utilized for financing activities was partially offset by a net increase in non-interest bearing deposits of $41.8 million and a net increase in interest-bearing deposits of $15.4 million.

City National has borrowing facilities with the Federal Reserve Bank and the Federal Home Loan Bank that can be accessed as necessary to fund operations and to provide contingency funding. These borrowing facilities are collateralized by various loans held on City National’s balance sheet. As of September 30, 2026, City National had the capacity to borrow an additional $1.8 billion from these existing borrowing facilities. In addition, approximately $688 million of City National’s investment securities were pledged to collateralize customer repurchase agreements and various deposit accounts, leaving approximately $801 million of City National’s investment securities unpledged at September 30, 2026. City National also segregates certain mortgage loans, mortgage-backed securities, and other investment securities in a separate subsidiary so that it can separately monitor the asset quality of these primarily mortgage-related assets, which could be used to raise cash through securitization transactions or obtain additional equity or debt financing if necessary.

The Company manages its asset and liability mix to balance its desire to maximize net interest income against its desire to minimize risks associated with capitalization, interest rate volatility, and liquidity. Historically, the Company has utilized derivative instruments, when appropriate, to assist this goal. During the year ended December 31, 2020, the Company entered into three $50 million swap agreements that hedged interest rate risk on certain pools of the Company’s investment securities. These agreements require the Company to pay rates ranging from 0.20% to 0.24%, while receiving the federal funds effective rate in return. Interest income and changes in market valuations from these swap agreements are recognized as investment income in the accompanying statements of income. These agreements matured in October ($50 million) and November ($100 million) of 2025. During the year ending December 31, 2023, the Company entered into a $100 million swap agreement that hedged interest rate risk on certain loans of the Company. This agreement requires the Company to pay 3.60%, while receiving SOFR in return. Interest income and changes in market valuations from this swap agreement are recognized as loan interest income in the accompanying statements of income. This agreement matured in March 2026.

With respect to liquidity, the Company has chosen a conservative posture and believes that its liquidity position is strong. The Company’s net loan to asset ratio is 66.8% as of September 30, 2026 and deposit balances fund 79.0% of total assets. The Company has obligations to extend credit, but these obligations are primarily associated with existing home equity loans that have predictable borrowing patterns across the portfolio. The Company has investment security balances with carrying values that totaled $1.5 billion at September 30, 2026, and that exceeded the Company’s non-deposit sources of borrowing, which totaled $517.4 million.  Further, the Company’s deposit mix has a high proportion of transaction and savings accounts that fund 60.0% of the Company’s total assets. As interest rates increase, deposit balances may decline or the composition of the deposit portfolio may shift to higher yielding deposit products, such as money market accounts or time deposits.

Capital Resources

Shareholders' equity decreased $28.1 million for the nine months ended September 30, 2026, primarily due to other comprehensive loss of $54.4 million, cash dividends declared of $38.7 million, and the repurchase of 321,173 common shares at a weighted average price of $118.65 per share ($38.1 million) as part of the one million share repurchase plans authorized by the Board of Directors in January 2024 and March 2026. These decreases were partially offset by net income of $99.6 million.

The Company continues to be strongly capitalized with tangible equity of $625 million at September 30, 2026. Due primarily to unrealized security losses, the Company’s tangible equity ratio decreased from 9.9% at December 31, 2025 to 9.4% at September 30, 2026. Additionally, average equity to average assets remained at 12.0% at both December 31, 2025 and September 30, 2026.

The Basel III Capital Rules require City Holding and City National to maintain minimum Common Equity Tier I (CET I), Tier I and Total Capital ratios, along with a capital conservation buffer, effectively resulting in new minimum capital ratios (which are shown in the table below). The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET I capital to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company.

The Company’s regulatory capital ratios for both City Holding and City National include the 2.5% capital conservation buffer are illustrated in the following tables (in thousands, except percentages):

September 30, 2026	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$758,756	17.1%	$309,825	7.0%	N/A
City National Bank	682,684	15.5	308,889	7.0	286,825	6.5
Tier I Capital
City Holding Company	758,756	17.1	376,216	8.5	354,086	8.0
City National Bank	682,684	15.5	375,079	8.5	353,016	8.0
Total Capital
City Holding Company	779,017	17.6	464,738	10.5	442,607	10.0
City National Bank	702,944	15.9	463,333	10.5	441,270	10.0
Tier I Leverage Ratio
City Holding Company	758,756	11.3	269,583	4.0	N/A
City National Bank	682,684	10.2	268,878	4.0	336,097	5.0

December 31, 2025	Actual		Minimum Required - Basel III		Required to be Considered Well Capitalized (1)
	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

CET I Capital
City Holding Company	$730,153	16.9%	$301,848	7.0%	N/A
City National Bank	576,928	13.4	300,911	7.0	279,418	6.5
Tier I Capital
City Holding Company	730,453	16.9	366,530	8.5	344,969	8.0
City National Bank	576,928	13.4	365,392	8.5	343,899	8.0
Total Capital
City Holding Company	750,319	17.4	452,772	10.5	431,211	10.0
City National Bank	596,794	13.9	451,367	10.5	429,873	10.0
Tier I Leverage Ratio
City Holding Company	730,453	11.0	266,566	4.0	N/A
City National Bank	576,928	8.7	265,801	4.0	332,252	5.0

1.Ratios reflect required well-capitalized standards under Regulation Y for City Holding Company and the prompt corrective action framework for City National Bank

As of September 30, 2026, management believes that City Holding Company and its banking subsidiary, City National, were “well capitalized.”  City Holding is subject to regulatory capital requirements administered by the Federal Reserve, while City National is subject to regulatory capital requirements administered by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  Regulatory agencies can initiate certain mandatory actions if either City Holding or City National fails to meet the minimum capital requirements, as shown above.  As of September 30, 2026, management believes that City Holding and City National have met all capital adequacy requirements.

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

Item 4 - Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2026, the Board of Directors of the Company authorized the Company to buy back up to 1,000,000 shares of its common stock (approximately 7% of outstanding shares) in open market transactions at prices that are accretive to the earnings per share of continuing shareholders. No time limit was placed on the duration of the share repurchase program. As part of this authorization, the Company terminated its previous repurchase program that was approved in January 2024. There were no common stock repurchases during the quarter ended September 30, 2026.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

None.

Item 5.Other Information

During the three months ended September 30, 2026, none of our directors or officers informed us of the adoption or modification, or termination of a Rule 10b5-1 trading arrangement as those terms are defined in Regulation S-K, Item 408.

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

Date: November 4, 2026